Form 10KSB
period 1996-06-30
XENOMETRIX INC \DE\
filed 1996-09-27
CIK 1000370

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington DC  20549


                                  FORM 10-KSB


                     Annual Report Under Section 13 Of The
                        Securities Exchange Act Of 1934




For The Year Ended June 30, 1996                     Commission File No. 1-14004




                                XENOMETRIX, INC.

                             2860 Wilderness Place
                            Boulder, Colorado  80301



Incorporated In Delaware                                     IRS ID # 04-3166089


                           Telephone:  (303) 447-1773

  No securities are registered under Section 12(b) of the Act. Securities registered under Section 12(g) of the Act:

                         Common Stock; $0.001 par value
                       Warrants to purchase Common Stock

Xenometrix, Inc. (Xenometrix or the Company) has filed all reports under
Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B will be contained in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB.

Xenometrix' revenue for the year ended June 30, 1996 was $671,000.

The aggregate market value of Xenometrix' voting stock held as of September 12, 1996 by nonaffiliates was $20,897,000.

2,920,947 shares of Common Stock were outstanding on September 12, 1996.

Incorporated by reference in Part III of this report is the information contained in the Xenometrix Proxy Statement for the annual meeting of stockholders proposed to be held November 20, 1996, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1996.

                               Table Of Contents


             Item                                                           Page

Part I        1.       Business                                               3
                       Glossary                                              17

              2.       Property                                              19

              3.       Legal Proceedings                                     19

              4.       Vote of Security Holders                              19

Part II       5.       Market for Common Stock                               20

              6.       Management's Discussion and Analysis                  20
                       Risk Factors                                          23

              7.       Financial Statements                              28, F1

              8.       Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure                28

Part III      9.       Directors, Executive Officers and Control Persons     28

             10.       Executive Compensation                                28

             11.       Security Ownership of Certain Beneficial Owners
                          and Management                                     28

             12.       Certain Relationships and Related Transactions        28

Part IV      13.       Exhibits and Reports on Form 8-K                      29

                                     Part I

                               Item 1.  Business


Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties. Xenometrix' actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report and the documents incorporated herein by reference.


General

Xenometrix, Inc. (the "Company" or "Xenometrix") develops, manufactures and sells integrated molecular information assay systems which include (i) a line of assay kits which test the genetic response of human, bacterial and yeast cells when exposed to various compounds, and (ii) proprietary software for reporting and interpreting the test results.

Xenometrix also offers a contract laboratory service which allows the customer to send its chemical compounds to Xenometrix for testing and evaluation. The Company's scientists perform the appropriate Xenometrix assay, interpret the test results and provide a written evaluation of the molecular response of the compound. Xenometrix believes that introducing new customers to the Company's molecular information assays through the use of its reference laboratory offers significant advantages in helping customers to understand and adopt such assays.

Xenometrix markets and sells its products to customers in the pharmaceutical, biotechnology, chemical, food and cosmetic, and environmental industries who have the need to test and assess the potential toxic effects and/or efficacy of chemical compounds to be used in their products. Xenometrix also sells its products and services to governmental agencies. Some of the Company's existing customers include Clairol, Inc., BASF, the National Cancer Institute, Sanofi Winthrop, Inc., Chiron Corporation, Helene Curtis, Inc., SmithKline Beecham, Monsanto Company and The Upjohn Company.

The first of the Company's two current core technologies, the Stress Gene Assays, represents a low-cost method for identifying the specific molecular mechanisms underlying the cellular response to exposure to a particular chemical. The Company's second core technology, the Genotoxicity Assays, assesses the carcinogenic potential of a chemical compound by measuring damage to DNA. Together these two assay systems provide information about what is occurring at the molecular level when a living cell is exposed to a foreign substance, including damage to cellular components, cell death, tumorigenesis, teratogenesis, irritation and other reactions. The Xenometrix assays also provide mechanistic information regarding how the cellular components have been affected.

Xenometrix believes that its products and services will allow users to reduce their testing cost by decreasing the proportion of compounds which are subject to expensive live animal testing. Xenometrix also believes that its products and services may have applications in the environmental sector in evaluating relative risks of various contaminated sites.

Xenometrix has developed and continues to enhance a proprietary software system for reporting and interpreting the results of its assays. This software integrates the results from Xenometrix tests into a graphical presentation, called the XenoMatrix(R), producing a unique fingerprint for each compound which illustrates the compound's molecular response in the assays. This Windows(R)-based, three-dimensional graphic presentation assiststhe user in evaluating the results and implications of the assay.

Xenometrix(TM), XenoMatrix(R), AMAX(TM), Ames II(TM), CAT-Tox(TM), CAT-Tox(D)(TM), CAT-Tox(L)(TM), Pro-Tox(TM), Pro-Tox(C)(TM), Pro-Tox(D)(TM), Pro-Tox(E)(TM) and Yeast Del(TM) are trademarks of Xenometrix, Inc. Windows(R) is a registered trademark of Microsoft Corporation.

Xenometrix is also developing a proprietary database of substances previously evaluated using the Xenometrix assays. Comparing the test results of the compound being tested to this growing database of compounds may facilitate improved integration, comparison and interpretation of test results.

Xenometrix estimates that approximately $4 billion is spent worldwide annually on all phases of toxicological testing with over $600 million being spent on toxicology testing materials. Xenometrix believes the amount of molecular activity testing will increase as new drug and chemical compounds proliferate, creating the need to screen combinatorial chemical and natural products libraries, and the need to test such compounds quickly and cost effectively.

Before being used in pharmaceutical or consumer product applications or certain chemical applications, compounds must be thoroughly tested for toxicity, including carcinogenic, cytotoxic and teratogenic potential. Toxicological testing is the process by which a chemical substance is evaluated to determine whether it is likely to be toxic to humans or the environment. Toxicological testing is a fundamental and increasingly expensive requirement in the development of chemical compounds in the pharmaceutical, biotechnology, chemical, consumer products and environmental industries.

Toxicology tests are performed either in vivo (in live animals) or in vitro (in an artificial environment, such as cultured human cells). Current testing procedures primarily rely on in vivo demonstrations of a compound's activity or toxic effect in laboratory animals. Late stage in vivo testing is performed by exposing live animals, such as rabbits, dogs, rats, mice or monkeys, to a compound in order to evaluate the compound's toxic effect. The results of the in vivo tests are then extrapolated to determine the probable effect on humans of exposure to the compound.

Xenometrix believes that in vivo testing is time-consuming and expensive and almost always results in the sacrifice of the specially-bred animal subjects. Xenometrix estimates that animal toxicology test procedures typically last from 14 to 180 days and can cost hundreds of thousands of dollars for a single pharmaceutical compound. Existing in vivo analysis is subject to increasing scientific challenge by scientists because of the underlying premise that toxicity observed in test animals is predictive of toxicity in humans. Many scientists question this assumption on both theoretical and empirical bases, and there is increasing focus on the need to understand the underlying mechanisms of toxicity in various test animals in order to extrapolate more reliably from one species to another, or from in vitro to in vivo. Current in vivo assays provide little information on the molecular mechanisms of toxicity, without which it is difficult to rationally improve the compounds being tested or to make cross-species comparisons. In addition, there are vigorous domestic and international political pressures to significantly reduce live animal testing. The European Union has enacted legislation to prohibit live animal testing in the vanities industries (cosmetics, lotions and fragrances) after January 1, 1998. Xenometrix' current in vitro molecular activity assays provide information on cellular response mechanisms and may avoid much of the expense and delay associated with in vivo procedures.

Xenometrix was originally incorporated in New York in 1991 as Venmark, Ltd., and was reincorporated in Delaware as Xenometrix, Inc. in 1992. The Company's executive offices are located at 2860 Wilderness Place, Boulder, Colorado, 80301. Its telephone number is (303) 447-1773.

On October 23, 1995, Xenometrix closed on its initial public offering ("IPO") of 1,100,000 units (the "Units"), each Unit consisting of one share of common stock (the "Common Stock"), and one warrant to purchase one share of common stock at an exercise price of $7.0875 per share (the "Warrants"). The price per Unit was $6.75, resulting in gross proceeds of $7,425,000. Aggregate offering cost was approximately $1,550,000. On November 9, 1995 the IPO underwriter exercised its over-allotment option to purchase an additional 135,900 Units at the IPO price of $6.75 per Unit. On November 14, 1995 Xenometrix closed on the sale of these additional Units, resulting in net proceeds to the Company of approximately $800,000.

Technology, Products and Services

Xenometrix' integrated approach to testing includes a line of molecular information assays, contract reference laboratory services, proprietary computer software for reporting and aiding in the interpretation of assay results, and a growing proprietary database of previously evaluated substances.

Current Assay Product Line. Xenometrix currently offers a number of assays for testing the biological activity of various compounds, including carcinogenic, cytotoxic and teratogenic potential. The Xenometrix product line currently includes two families of assays: Stress Gene Assays and Genotoxicity Assays.

Stress Gene Assays: Stress Gene Assays measure the transient activation of various bacterial and mammalian genes in response to exposure to a test compound. The genes monitored respond to agents such as those that cause DNA damage, protein damage, damage to cellular structure, changes in cell growth regulation, metal contamination and aromatic hydrocarbon exposure, among others. By monitoring the activity of a battery of stress-responsive genes, the effects that a new chemical compound is having on a given cell type can be evaluated.

Table 1 shows the Company's current Stress Gene Assay product line, along with a brief description and time (from initiation to results) for performing each assay.

                     Table 1 -- Existing Stress Gene Assays

                         Name                  Cell System          Time
                         ----                  -----------          ----
               Bacterial Stress Gene Assays
                  Pro-Tox(E)TM                  E.coli(1)          24 hours
                  Pro-Tox(C)TM                  E.coli             24 hours
                  Pro-Tox(D)TM                  E.coli             24 hours
               Mammalian Stress Gene Assays
                  CAT-Tox(L)TM                  Human Liver(3)     24-96 hours
                  CAT-Tox(D)TM(2)               Human Colon(4)     24-96 hours

(1) Human enteric bacteria (Escherichia coli)

(2) In the stress gene assays -- Pro-Tox(D)TM and CAT-Tox(D)TM stress-genes respond primarily to DNA damage and DNA damaging agents.

(3) The cells used in this system are human hepatoma cells (HepG2).

(4) The cells used in this system are human colon carcinoma cells (RKO).

Genotoxicity Assays: Genotoxicity Assays assess the mutagenic and carcinogenic potential of a compound by measuring specific types of damage to DNA. Such damage results in heritable changes in the cells.

One of Xenometrix' proprietary technologies is the AMAX(TM) family of assays. Xenometrix believes the AMAX(TM) (Ames II(TM) Mutagenicity Assays by Xenometrix) assays offer significant improvements over the widely-accepted original Ames assay. Xenometrix estimates the traditional Ames assay is run 100,000 times per year in hundreds of laboratories around the world. The AMAX(TM) product line was introduced in March 1996, with the first shipment of product occurring in June 1996.

                     Table 2 - Existing Genotoxicity Assays

                 AMAX(TM) Manual System            S.typhimurium(5)   48 hours
                 AMAX(TM) Automated High
                    Throughput Configuration       S.typhimurium(5)   48 hours
                 AMAX(TM) Automated Mutational
                    Spectra Configuration          S.typhimurium(5)   48 hours
                 E. coli Trp                       E.coli             60 hours
                 Yeast DEL(TM)                     S.cervisciae(6)    72 hours

(5) The cells used in this system are bacteria (non-pathogenic Salmonella typhimurium)

(6) The cells used in this system are yeast (Saccharomyces cerevisciae)

Software and Databases. Xenometrix has developed and continues to refine a system of software and databases to facilitate performing its assays and analyzing and interpreting their results. The software creates a profile or "fingerprint" for a compound by reporting data regarding the compound's biological activity and toxic potential in each assay and presents a graphical illustration of each called a XenoMatrix(R). Each compound's XenoMatrix(R) profile for a given assay can then be compared with the profiles of well-known and well-characterized toxic agents (taken from both in vitro and in vivo test data), to assess a compound's relative activity and/or toxicity.

Contract Testing Services. Xenometrix provides testing services for customers on a fee for service basis. The Company's reference laboratory services are performed at the Company's Boulder facilities by Xenometrix employees. The reference laboratory accepts samples from customers, performs the requested Xenometrix assays and generates a report which contains data derived from the assays and a full interpretation of the data by Xenometrix scientists.

Markets

Xenometrix' current and proposed products are intended to address a large global market opportunity that is expected to grow over the next several years. Xenometrix estimates that, on a worldwide basis, approximately $4 billion is spent annually on all phases of toxicological testing, with over $600 million spent on toxicity testing materials. Xenometrix is focusing its efforts on developing and expanding the market for its products in the following industries: pharmaceutical and biotechnology, industrial (including the chemical, food and cosmetics industries), research and environmental compliance. A list of some of the Company's largest existing customers in each of such industries is set forth in the table below.

Industry                                      Customer
- --------                                      --------
Pharmaceutical and Biotechnology              Berlex Laboratories, Inc.
                                              Chiron Corporation
                                              Pfizer, Inc.
                                              Sanofi Winthrop Inc.
                                              SmithKline Beecham
                                              The Upjohn Company

Chemical                                      3M Pharmaceuticals
                                              BASF
                                              Monsanto Company
                                              United States Army

Cosmetics and other Consumer Products         Bausch & Lomb, Inc.
                                              Mary Kay Inc.
                                              Clairol, Inc.
                                              Helene Curtis, Inc.

Environmental and Research                    Burlington Research, Inc.
                                              Los Alamos National Laboratory
                                              National Cancer Institute
                                              National Institutes of
                                                 Environmental Health Service


Pharmaceutical and Biotechnology. Xenometrix' initial efforts are focused on toxicological and efficacy testing in the pharmaceutical and biotechnology industries. In the United States, the Food and Drug Administration ("FDA") requires that companies evaluate the toxicity of drugs under development before the drugs are permitted to be evaluated for their efficacy in clinical trials.

Xenometrix believes that there are several underlying market forces affecting the pharmaceutical and biotechnology industries which should make them receptive to the Company's products, including: (i) pressure to reduce cost;
(ii) an increase in the number of drugs in development; (iii) the sophistication of the scientists working in the field of drug discovery; (iv) the need for information regarding mechanisms of biological activity (both toxicity and efficacy); and (v) industry and public pressure to reduce the use of live animal testing.

Xenometrix believes that the current marketing cycle for its products in the pharmaceutical and biotechnology industries includes a fairly extensive in-house validation process which typically takes up to six months or longer to complete and involves the performance by the customer of comparative studies using Xenometrix assays and existing testing methods. The lengthy evaluation cycle is not expected to be reduced until adequate peer review and published scientific data regarding the Company's products has been widely disseminated and accepted within such industries.

Industrial. The industrial market includes three primary segments: the chemical, food and cosmetics industries. The key market force in the chemical industry is government regulation. Evaluation of toxicity is required for all herbicides and pesticides, for most chemicals used in industrial processes, as well as for over 300 other chemicals with known or suspected toxicity.

Although the food and cosmetics industries are less stringently regulated than the chemical industry, they are heavily influenced by public pressure. Public pressure is a key force in the replacement of live animal testing with in vitro toxicity testing. The European Union has enacted legislation to prohibit live animal testing in the vanities industries (cosmetics, lotions and fragrances) after January 1, 1998.

Environmental. Xenometrix believes that its products may have applications in environmental compliance monitoring. Such testing can be broadly segmented into (i) state and federally mandated monitoring of emissions from manufacturing and production processes, and (ii) governmental requirements that parties deemed "responsible" for past pollution clean up contaminated sites.

Two federal agencies, the EPA and OSHA, and various state agencies enforce compliance with federal legislation for the protection of public health and the environment. Government regulations covering the required remediation of potentially hazardous sites require the reduction of contaminant levels below "actionable" levels. Xenometrix believes that the application of the Company's biological-based assays would facilitate the (i) determination of whether a real biological effect is seen at actionable levels, (ii) determination of whether mixtures of substances enhance or reduce the toxic hazard, on the basis of biological responses as opposed to chemical analysis, and (iii) prioritizing remediation efforts between sitesexhibiting different degrees of biological impact.

Academic/Government Research. The academic market for molecular information assays is diverse. Often supported through industry and government grants, academic institutions present anotheropportunity for molecular information testing. Research laboratories at academic institutions are viewed as a sophisticated, low-cost alternative to contract research laboratories. Xenometrix believes that the academic market will be receptive to the Company's cost-effective products both because of budgetary constraints and because the appeal of increased information regarding molecular activity mechanisms and toxicity.


Sales and Marketing

Xenometrix provides its test systems and services on an international basis to the pharmaceutical, biotechnology, chemical, food, cosmetic, and environmental industries, and to contract laboratories, academic and governmental research institutions. Xenometrix launched its first commercial products in 1994.
Since that time the Company's primary focus has shifted to increasing market penetration of its technologies in a broad range of applications. The long-term success of Xenometrix will require a prolonged marketing effort, as the decision by customers to purchase and use the Company's products involves a long sales cycle and is heavily influenced by federal and/or state government guidelines and is therefore partially dependent upon acceptance and validation of the Company's system by regulatory authorities. As a consequence, Xenometrix expects that penetration of the Company's target markets will take several years.

Sales and Distribution. Xenometrix' marketing activities are conducted on a direct basis in the United States through five sales regions. In addition, the Company has exclusive distributors in Japan, Switzerland, the United Kingdom, the Benelux countries and Korea. Expansion into other international markets will be conducted according to available resources. Technical training, support services, advertising, industry trade show attendance, seminars and direct mail campaigns are developed and coordinated through the Xenometrix marketing group located in Boulder, Colorado. Xenometrix encourages its scientific personnel to present current research at professional society meetings and conferences and to publish articles in scientific journals in order to increase recognition of the Company's technology, products and services in the industrial and the scientific communities.

Contract Laboratory Service. Xenometrix offers a contract laboratory service to its customers whereby the customer sends its chemical compounds to Xenometrix for testing and evaluation by Xenometrix scientists. This contract laboratory service introduces new customers to the Company's molecular assays, thereby helping customers to understand, adopt and use this new technology. The advantages to the customer include assurance that the assay has been properly administered, receipt of a comprehensive interpretation of the test results, and recommendations for further evaluation by Xenometrix' scientific staff. In addition, the use of the contract laboratory enables Xenometrix to utilize certain advanced molecular toxicology techniques which do not readily lend themselves to being sold as an assay "kit".

Manufacturing

Xenometrix manufactures and assembles its products at its facilities in Boulder, Colorado. The assays consist of the Company's proprietary components and components purchased from outside vendors. The Company's assays contain the components required to perform a specific test in a reproducible and uniform manner. Specific components typically include genetically engineered cells and organisms, proprietary software, specialized chemical reagents, reference manuals, other supplies and appropriate packaging. Xenometrix producesits assays in a production process subject to quality control procedures. Materials purchased from outsider vendors are inspected and tested by the Company's manufacturing personnel.

The Xenometrix manufacturing process involves growing cells in controlled environment incubators, maintaining the cells under appropriate conditions and preparing the cells for shipment. Bacteria- and yeast-based assays include freeze-dried cells, frozen cells or cells stabilized by matrix polymerization. Mammalian cell-based assays include live mammalian cells immersed in a growth medium.

Apart from the genetically engineered cells and organisms developed and manufactured by Xenometrix and the Company's proprietary software, all of the components of the Company's toxicology test kits are available from outside manufacturers. Certain of these components are currently provided to Xenometrix from a single source.

Xenometrix maintains inventory of certain components and raw materials at what it believes to be prudent levels. Xenometrix believes that, if necessary, it would be able to obtain alternative sources of supply of these components. Any supply interruption, however, in a sole-sourced component or raw material could have a material adverse effect on the Company's business when inventory is depleted and until a new source of supply is qualified. See "Management's Discussion and Analysis--Risk Factors--Manufacturing; Dependence on Outside Suppliers."

Xenometrix believes that manufacturing space currently leased will be adequate to meet anticipated demand through at least June 1998. See "Property".


Research and Development

The Xenometrix research and development strategy is focused on enhancing and commercializing the Company's core technologies by designing, developing and implementing new assays, enhancing the performance of existing assays, developing automation systems for the assays, developing and improving software used in performing the assays, and expanding the Company's proprietary database. The research and development team also supports the reference laboratory activities, performs assays, interprets test results, makes recommendations for further evaluation and/or modification of test compounds and provides customer support services. The team currently includes three senior scientists with doctoral degrees in neurotoxicology and free radical chemistry, microbiology, and veterinary medicine.

Assay Systems Being Considered For Development. Xenometrix is considering for commercial development a number of new assays for assessing molecular activity, including additional human and non-human assay systems. Certain assays would enable the user to monitor stress gene response in living animals (in vivo). Thus, results from in vitro tests in other Xenometrix assays which suggest a chemical compound may be toxic, or have a unique activity, could be confirmed by examining the target tissues of interest in whole animals exposed to a test chemical.

In similar fashion, other assays being considered for development would enable the user to monitor stress gene responses in human beings. This could enable the clinician to assess the efficacy and/or toxicity of a new drug before and during clinical trials. These assays could also play a role in choosing appropriate subjects for clinical trials. In addition to clinical use, such assays being considered for development may enable the monitoring of human populations exposed to environmental or workplace hazardous substances to assess individual biologic responses.

The decision to pursue commercial development of a given assay system is dependent upon the availability of adequate funding, achieving satisfactory technical progress and validation of commercial potential. Xenometrix cannot predict whether its resources will be sufficient to establish technical, scientific or commercial viability of additional assays.


Competition

The Company's competition consists mainly of Contract Research Organizations ("CROs") which provide toxicology testing services on a contract basis such as Hazelton Laboratories, Quintiles Transnational Corp., Microbiological Associates, Inc. and Huntingdon International Holdings. In addition, Xenometrix competes with in vitro assay manufacturers. Some competitors have developed proprietary tests, and are selling those tests commercially. Those competitors include InVitro International, Paracelsian Inc., Advanced Tissue Sciences Inc., InVitro Technologies, Inc., StressGen Biotechnologies Corp. and Microbics Corp. The Company expects that additional competitors will enter the in vitro toxicology testing market in the future. Xenometrix believes that the competitive factors in the molecular information testing market include (i) the level of information provided, (ii) the time required to perform a test, and
(iii) the cost of performing such test. See "Management's Discussion and Analysis--Risk Factors--Competition".


Patents

The Company's core technologies are licensed by Xenometrix under exclusive license agreements with various entities. Such license agreements cover one US and six foreign patents that have been issued and one additional patent that has been allowed, as well as certain additional patent applications. The patents that have been issued expire in 2008. In general, these license agreements (i) provide for the payment of royalties on net sales of products covered by the licensed technology, (ii) provide for certain minimum royalties, and (iii) terminate generally upon the expiration of the last to expire patent included in the license. If Xenometrix fails to meet its obligations under the licenses, including payment of minimum royalties, such agreements may be terminated by the licensors. Xenometrix is current on its obligations under its license agreements.

The patent positions of high technology firms, including Xenometrix, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, even though patent applications covering the technology licensed by Xenometrix are being prosecuted with the U.S. and certain foreign patent offices, there can be no assurance that any of such patent applications will result in the issuance of patents or, if any patents are issued, that they will provide significant proprietary protection and will not be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue or foreign counterparts publish, and since publication of discoveries in scientific or patent literature often lag behind actual discoveries, Xenometrix cannot be certain that it or any of its licensors was the first creator of inventions covered by pending patent applications or that it or any such licensor was the first to file patent applications for such inventions. Moreover, Xenometrix might have to participate in one or more interference proceedings declared by the US Patent and Trademark Office to determine priority of invention, which could result in substantial cost to Xenometrix, whether or not the result of such proceedings was favorable to Xenometrix. See "Management's Discussion and Analysis--Risk Factors-- Uncertainties Regarding Patents and Proprietary Rights."


A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's technology. Many of these entities are larger and have significantly greater resources than Xenometrix. Some of the technologies, applications or patents of these entities may conflict with the Company's technologies, the patents and patent applications licensed by Xenometrix, or the Company's patent applications. Such conflict could limit the scope of the patents that Xenometrix or its licensors has or may be able to obtain, or result in denial of the Company's or its licensor's patent applications. In addition, if patents that cover the technologies used by Xenometrix are issued to other companies, there can be no assurance that Xenometrix would be able to license these patents at a reasonable cost or be able to develop or obtain alternative non-infringing technology.

Xenometrix and its patent counsel have received communication from the holder of a European patent alleging that the holder has certain intellectual property rights that may impact the European sales of Xenometrix' CAT-Tox(TM) assay.
The holder has proposed a licensing agreement which Xenometrix is evaluating. Currently Xenometrix does not have significant CAT-Tox(TM) sales in Europe. See "Management's Discussion and Analysis--Risk Factors--Uncertainties Regarding Patents and Proprietary Rights."

Xenometrix relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that competitors or potential competitors of Xenometrix will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.


Government Regulation

The Company's toxicology testing products have applications in the pharmaceutical, chemical, cosmetic and environmental industries. Those industries are subject to regulation pursuant to federal, state, local and foreign legislation, including the Food, Drug and Cosmetic Act; the Environmental Protection Act; the Occupational Safety and Health Act; and state, local and foreign counterparts to such acts. Certain of these regulations require the use of toxicological testing procedures in federally-mandated trial studies to evaluate the safety and efficacy of products. The Company's products are currently used to supplement established protocols for toxicity testing in the pharmaceutical, chemical, cosmetic and environmental industries.

Xenometrix products and services do not require FDA, EPA or other regulatory approval before they can be used by Xenometrix customers. However, Xenometrix believes that general acceptance of the validity of its technologies will be required before its assays supplant traditional tests used in regulatory filings. Xenometrix is seeking to have its test systems accepted by the FDA and other regulatory agencies as reliable indicator of molecular activity and toxicity. Xenometrix is or may become subject to various other federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the disposal of hazardous or potentially hazardous substances.


Employees

As of September 12, 1996, Xenometrix had 33 employees, all in the United States. None of the Company's employees is represented by a labor union and Xenometrix has not experienced any work stoppages. Xenometrix considers its relations with its employees to be good.

Executive Officers, Directors and Key Employees

The management and directors of the Company are as follows:


          Name                   Age             Position
          ----                   ---             --------
Edson D. de Castro               58    Chairman of the Board of Directors and
                                          Chief Executive Officer
John H. Wheeler                  49    Vice President, Sales and Marketing
Ronald L. Hendrick, CPA          50    Vice President, Chief Financial Officer
Pauline Gee, Ph.D.               41    Vice President, Research and Development
Mark B. Benjamin, Sc.D.          35    Director of Scientific Affairs
Robert L. Poley, CPA             51    Controller
Roger C. Klemm                   45    Director of Manufacturing
Bruce N. Ames, Ph.D.             67    Director
Jeremy M. Levin, MD, Ph.D.       43    Director
Walter M. Lovenberg, Ph.D.       62    Director
James A. Mitarotonda             42    Director
John K. A. Prendergast, Ph.D.    42    Director
Lindsay A. Rosenwald, MD         42    Director
Randal P. Schumacher             44    Director
Ralph Z. Sorenson, D.B.A.        63    Director
Jerry A. Weisbach, Ph.D.         62    Director

All Directors are elected annually and hold office until their successors are elected and qualified, or until their earlier resignation or removal. Officers serve at the discretion of the Board of Directors.

MR. DE CASTRO has been Chairman of the Board of Directors and Director since June 1992. He was elected Chief Executive Officer on May 26, 1995, and had previously served in that capacity from June to November 1992. Mr. de Castro was one of five co-founders of Data General Corporation in 1968. From 1968 to 1989, Mr. de Castro served as its President and Chief Executive Officer, and from 1989 to 1990, he served as its Chairman of the Board of Directors. Mr. de Castro was a founder and Executive Committee Member of the Massachusetts High Tech Council. Mr. de Castro is a Trustee of Boston University. From 1993 to present, Mr. de Castro has been serving on the board of Boston Life Sciences, Inc. Mr. de Castro received his BS in Electrical Engineering from the University of Lowell, Lowell MA in 1960.

MR. WHEELER joined Xenometrix as Vice President, Sales and Marketing in August 1993. From 1992 to 1993, he was Director of Sales and Marketing for Research Biochemicals Limited Partnership, selling neurochemicals to the research and pharmaceuticals industry. From 1987 to 1992, Mr. Wheeler held numerous positions at Charles River Laboratories, including service as Director of Antibody Operations (1991 to 1992) and as Vice President of Sales and Marketing (1987 to 1991). From 1974 to 1987, he held positions in sales, marketing and business planning at Becton Dickinson Immunodiagnostics. He received his MBA from Pace University in 1986 and his B.A. in Biology from the University of Bridgeport, Bridgeport, CT in 1970.

MR. HENDRICK joined Xenometrix as Vice President, Chief Financial Officer in March 1995. From 1993 to 1995, he was Vice President, Corporate Controller with Alexander & Alexander Services, Inc. a NYSE financial services firm. From 1989 to 1993, Mr. Hendrick held various positions at the Adolph Coors Company (NASD) including Corporate Controller, Director of Treasury Operations and President of a Coors subsidiary in the occupational health business. He currently serves on the board of directors of the University of Colorado Foundation and is a former director of the Denver World Trade Center. He received his MBA in finance from the University of Colorado and a BA in accounting from Michigan State University. Mr. Hendrick is a Certified Public Accountant in both Colorado and Michigan.

DR. GEE joined Xenometrix in January 1994 as Associate Lab Director and became Vice President, Research, in July 1995. From 1989 to 1993, she was a Biochemistry Specialist in the Department of Molecular and Cellular Bi-ology at the University of California, Berkeley. From 1987 to 1989, she worked with Dr. Philip Hanawalt as a Visiting Scholar in the Department of Biological Sciences, Stanford University. From 1985 to 1987, she served as a Canadian Medical Research Council Fellow in the Biochemistry Department at the University of California, Berkeley. She received her Ph.D. in Neurotoxicology and Free Radical Chemistry from Simon Fraser University, B.C. Canada and a B.Sc. in Marine Biology and Human Physiology.

DR. BENJAMIN joined Xenometrix in October 1992. He completed concurrent Postdoctoral Fellowships at both the Department of Neurobiology at the Harvard Medical School and at the Department of Cancer Biology at the Harvard School of Public Health in October 1992 and was a Research Associate at the University of California, Los Angeles from 1983 to 1985. Dr. Benjamin was awarded his Sc.D. in June 1991, from the Department of Cancer Biology at Harvard University, and his B.Sc. (with First Class Honors) in Genetics from Queen Mary College at the University of London.

MR. POLEY joined Xenometrix in February 1994 as Controller. From 1993 to 1994, he served as Consulting Chief Financial Officer of Photonics Research, Inc. From 1991 to 1993, he served as Vice President and Controller of Neodata Corporation. From 1988 to 1991, he served as Senior Vice President and Chief Financial Officer of Long Lines, Ltd. From 1976 to 1987, he served as Chief Financial Officer, Secretary/Treasurer and Director (1981 to 1987) and as Controller (1976-1981) of Basic Earth Science Systems, Inc. From 1972 to 1976, he was with Arthur Andersen LLP, most recently as senior auditor. He received his MSBA from the University of Denver and his BA in Communication from the University of Kansas, and is a Certified Public Accountant.

MR. KLEMM joined the Company in September 1993. He was previously responsible for the creation and implementation of FDA approved GMP manufacturing, and testing, systems in the radioactive pharmaceuticals industry with North American Chemical Corp. from 1980 to 1989 and from 1991 to 1993. From 1989 to 1991, he served as Director of Analytical Services of Celestial Seasonings,
Inc.   From 1976 to 1979 he was a process analyst with Kraft Foods. Mr. Klemm supervised the manufacture of ELISA kit components for the United States Department of Defense and managed the start-up of a vaccine production plant in Guadalajara for 1972 to 1976. He holds a B.Sc. in Biochemistry from the University of Illinois.

DR. AMES has served as a Director since June 1992. He has been a Professor of Biochemistry and Molecular Biology and a Director of the National Institute of Environmental Health Science ("NIEHS") at the University of California, Berkeley since 1968, and was Chairman of Biochemistry and Molecular Biology from 1983 to 1989. In addition to membership in the National Academy of Sciences, the Royal Swedish Academy of Sciences and the Japan Cancer Association, he has received numerous awards, including the General Motors Cancer Research Foundation Prize (1983) and the Tyler Prize (1985) for environmental achievement. He serves on the board of Operon Technologies, Inc. and on the Scientific Advisory Boards of Biolog, Pantox, and Centaur. Dr. Ames received his BA in Chemistry from Cornell University, and his Ph.D. in Biochemistry from the California Institute of Technology. His primary research interest is in the processes of aging and its relationship to cancer. Dr. Ames is one of the inventors named on the patent pending for the Ames II assay.

DR. LEVIN joined the Company's Board in March 1995. He has been President and CEO of Cadus Pharmaceutical Corporation, which produces a yeast-based drug discovery system, since November 1992 and Chairman since July 1996. From 1990 to 1992, he was Vice President of Corporate Development of Genzyme Corp.'s majority-owned subsidiary, IG Laboratories, Inc. ("IG"), the largest genetics testing company in the U.S. He joined IG in 1990 when it acquired Odyssey Biomedical Corp., a venture-capital backed company that he founded. Before founding Odyssey Biomedical, he was Medical Director of Focus Technologies, a biotechnology company. Dr. Levin is a Director of the New York Biotechnology Association. He received his Ph.D. (D.Phil.) from Oxford University, England in 1978 and MD (M.B., B.Chir.) from Cambridge University, England in 1981.

DR. LOVENBERG joined the Xenometrix Board in July 1993. He served as Executive Vice President of Marion Merrell Dow Inc. and President of the Merrell Dow Research Institute from 1989 to 1993 and Vice President of the Merrell Dow Research Institute form 1986 to 1989. For over two decades, Dr. Lovenberg held various positions with the National Institutes of Health. He has also been President of Lovenberg Associates, Inc. since 1993. He currently serves on the Board of Directors of Oncogene Science Inc. Dr. Lovenberg received his B.S. in Agriculture and his M.S. in Agricultural Biochemistry from Rutgers University, and his Ph.D. in Biochemistry from George Washington University.

MR. MITAROTONDA has been a director since March 1996. He is Chairman of the Board and Chief Executive Officer of Barington Capital Group, L.P., New York City, the underwriter of Xenometrix' initial public offering. From 1988 through 1991, he served as Chairman of the Board and Co-Chief Executive Officer of JMJ Management Company Inc., the general partner of Commonwealth Associates, an investment banking, brokerage and securities trading firm. From 1984 to 1988, he was employed by D.H. Blair & Co., Inc., an investment banking, brokerage and securities trading firm, first as a registered representative and then as Senior Vice President/Investments. From 1981 to 1984, he was employed by Citibank, N.A. in an executive capacity having management responsibility for two of Citibank's business banking branches. He is a director of Vermont Teddy Bear, Inc., Kiddie Academy, Inc. and Big Smith Brands, Inc. He graduated from New York University Graduate School of Business Administration with a Master of Business Administration Degree in Corporate Finance, and from Queens College, New York with a B. A. Degree with honors in Economics. He was appointed to the board pursuant to the Underwriting Agreement between the Company and Barington, dated October 17, 1995.

DR. PRENDERGAST has served as a Director since the inception of Xenometrix. He has served as Managing Director of The Castle Group, Ltd. since October 1991. From 1988 to 1991, he was a Post-Doctoral Fellow, Department of Biochemistry and Molecular Biology, Harvard University. Dr. Prendergast received his M.Sc. and Ph.D. degrees from the University of New South Wales, Sydney, Australia, and a C.S.S. in Administration and Management from Harvard University.

DR. ROSENWALD was a co-founder of Xenometrix, has served as a Director from the Company's inception and, from July 1991 to June 1992, as Chairman of the Board of Directors. He has been the Chairman and President of The Castle Group, Ltd., a New York medical venture capital firm ("Castle"), since October 1991 and the Chairman and President of Paramount Capital, Inc., an investment banking firm, since February 1992. In June 1994, Dr. Rosenwald founded Aries Financial Services, Inc., a money management firm specializing in the health sciences industry. From 1987 to September 1991, he was a Managing Director of Corporate Finance at DH Blair and Co., Inc., ("Blair"), an investment banking firm.
Prior to joining Blair, from September 1986 to June 1987, he was a Senior Analyst at Ladenburg Thalmann & Co., an investment banking firm. Dr. Rosenwald received his MD from Temple University School of Medicine and his BS in Finance from Pennsylvania State University. He is also a director of the following publicly-traded pharmaceutical biotechnology companies: Ansan, Inc., Atlantic Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Neose Technologies,
Inc., Sparta Pharmaceuticals, Inc. and Titan Pharmaceuticals, Inc. He is also director of a number of privately-held companies founded by Castle in biotechnology or pharmaceutical fields.

MR. SCHUMACHER has been a director since March 1996. He is Chief Executive Officer of Jefferson Environment, Health & Safety, Washington, DC, a consulting firm providing its clients with corporate counseling, legislative and regulatory representation, and facilities consultation. From 1979 to 1989 he was Director of Health, Safety and Chemical Regulations for the Chemical Manufacturers Association. From 1977 to 1979 he worked for Eastman Kodak Company, assisting in both corporate and facility health, safety and environmental programs. He received a master's degree in toxicology from the University of Rochester and a law degree from The Catholic University of America. He was appointed to the board pursuant to the Underwriting Agreement between the Company and Barington, dated October 17, 1995.

DR. SORENSON has served as a Director since October 1994. Currently, he is on leave from a position as a professor in the College of Business at the University of Colorado at Boulder. From June 1992 to July 1993 he served as Dean of the College of Business. From 1989 to 1992 he was Adjunct Professor at the Harvard Business School. From 1981 to 1989, he served as Chairman, President and CEO of Barry Wright Corporation, a diversified manufacturing company based in Massachusetts. Dr. Sorenson currently serves as director of Polaroid Corporation, Houghton Mifflin Company, Eaton Vance, Inc., Exabyte Corporation, Whole Foods Market, Inc. and Sweetwater, Inc. Dr. Sorenson received his MBA and D.B.A. from the Harvard University School of Business Administration.

DR. WEISBACH has served as a Director of Xenometrix since December 1994. He is a former Vice President of Warner-Lambert Company and President, Pharmaceutical Research Division, where, from 1979 to 1987, he was responsible for all pharmaceutical research and development activities of Warner-Lambert. Prior to joining Warner-Lambert in 1979, Dr. Weisbach served at Smith Kline and French Laboratories from 1960 to 1979, where he was

Vice President, Research from 1977 to 1979. From 1988 to 1994, he served as Director of Technology Transfer and Adjunct Professor at Rockefeller University. Currently, Dr. Weisbach is a member of the Board of Directors of Hybridon, Inc., Cima Labs and Neose Pharmaceuticals, Inc. and a member of the Scientific Advisory Boards of Magainin Pharmaceuticals and Chemgenics, Inc. Dr. Weisbach received his Ph.D. in Chemistry from Harvard University.

The Company has agreed for the five-year period commencing upon consummation of the Offering, at the request of the Underwriter, to nominate and use its best efforts (including the solicitation of proxies) to elect two designees of the Underwriter to the Board of Directors of the Company. Mr. Mitarotonda and Mr. Schumacher are the two designees.


Scientific Advisory Board

A group of scientists serve as the Company's Scientific Advisory Board. The Scientific Advisory Board provides Xenometrix with specific expertise in molecular mechanisms and toxicology and other areas relevant to the product development efforts now underway at the Company. All members of the Scientific Advisory Board are paid a per-meeting consulting fee and have been granted stock options exercisable for Common Stock.

The Scientific Advisory Board meets approximately once each year for two day meetings with the Xenometrix scientific personnel and management to discuss the Company's present research and development activities and long-term strategies. In addition, the members of the Scientific Advisory Board are available to Xenometrix on an informal basis on issues of their particular expertise. The Scientific Advisory Board's duties include reviewing and evaluating the Company's research programs, advising the Company with respect to technical matters in fields in which the Company is involved, offering introductions to corporations potentially interested in strategic partnerships or product testing, and recommending personnel to the Company. Most of the members of the Scientific Advisory Board are employed by entities other than Xenometrix and may have commitments to or consulting contracts with other entities that may limit their availability to Xenometrix. See "Management's Discussion and Analysis -- Risk Factors -- Possible Conflicting Obligations of Scientific Advisors."

BRUCE N. AMES, Ph.D., Professor of Biochemistry and Molecular Biology and Director, NIEHS, Environmental Health Science Center, University of California, Berkeley.

JACK H. DEAN, Ph.D., President, Sanofi Research Division, Sanofi Winthrop, Inc. Dr. Dean came to Sanofi Winthrop in 1988 as Director of the Department of Toxicology and was appointed Vice President, Drug Safety Assessment, worldwide in 1989. Dr. Dean's research interests include the immunotoxicity of drugs and models for defining toxicity at a cellular and molecular level. Dr. Dean is also President-elect of the Society of Toxicology.

JOHN L. EMMERSON, Ph.D., retired at the end of 1994 as a Distinguished Lilly Research Scholar after 33 years with Eli Lilly & Company. Dr. Emmerson is a past president of the Society of Toxicology. Dr. Emmerson has over 25 years of extensive experience in national and international regulatory affairs as well as broad experience in drug development.

SPENCER B. FARR, Ph.D., was a founder of Xenometrix and served as the Company's President and Chief Executive Officer from 1993 to May 1995 and as a director from 1993 to August 1996. From 1992 to 1993, he was an Associate Professor of Toxicology at the University of New Mexico. From 1992 to the present, Dr. Farr has been Adjunct Assistant Professor of Toxicology at Harvard University, and from 1990 to the present, a member of the Center for Environmental Health Sciences at the Massachusetts Institute of Technology. From 1989 to 1992, he was an Assistant Professor of Toxicology at Harvard University.

PHILIP HANAWALT, Ph.D., Chairman, Department of Biology, Stanford University. Dr. Hanawalt's research focuses on DNA damage and repair.

HOWARD L. LIBER, Ph.D., Associate Professor, Department of Cancer Biology, Harvard School of Public Health, Harvard University. Dr. Liber is involved in the study of mutagenesis and was instrumental in the development of the TK6 human in vitro mutagenesis assay.

JOHN B. LITTLE, MD, Simmons Professor of Radiobiology, Department of Cancer Biology, Harvard School of Public Health, Harvard University. Dr. Little's research emphasis is on the health effects of radiation exposure, including mutagenesis, DNA recombination and programmed cell death.

JAMES T. MACGREGOR, Ph.D., Director of Toxicology, SRI International. Dr. MacGregor manages the SRI International Toxicology Program, an internationally recognized research and testing program that studies areas of mammalian toxicology, biochemical toxicology and pharmacology, and cellular and genetic toxicology.

ROBERT SCHIESTL, Ph.D., Assistant Professor, Department of Molecular and Cellular Toxicology, Harvard School of Public Health, Harvard University. Dr. Schiestl's work focuses on DNA damage and repair, and specifically on developing toxicology assays. He is an inventor named on several of the patents licensed by the Company.

STEVEN TANNENBAUM, Ph.D., Professor, Department of Toxicology, Massachusetts Institute of Technology. Dr. Tannenbaum's expertise lies in the study of environmental and occupational carcinogenesis.

ARMEN H. TASHJIAN, MD, Vice-Chairman of the Scientific Advisory Board and Chairman, Department of Molecular and Cellular Toxicology, Harvard School of Public Health, Harvard University. Dr. Tashjian's expertise extends to many areas of in vivo and in vitro toxicology. His more recent work has focused on hormones and bone resorption.

GERALD WOGAN, Ph.D., Chairman, Department of Toxicology, Massachusetts Institute of Technology. Dr. Wogan's work includes the study of carcinogen metabolism and the use of biomarkers to determine carcinogen exposures.

Glossary of Terms

Assay -- An analysis of (or analytical process designed to examine) the composition, characteristics or strengths of a substance.

Carcinogenic -- Capable of causing or contributing to the incidence of cancerous tumors (in humans or test organisms).

Carcinogenicity -- The degree to which an agent is capable of causing cancer.

Cell line -- A population of cells derived from a single precursor cell, having the characteristic of continuous growth under appropriate conditions. Such lines are often called "immortal" because of this capacity, and may be infected with a virus, or contain foreign genes which confer this capacity.

Cellular -- Pertaining to the cell, the plant or animal structure containing genetic material. The cell is the basic unit of all organisms.

Cytotoxic -- Capable of causing the death of a cell.

DNA -- Deoxyribonucleic acid. A polynucleotide having a specific sequence of deoxyribonucleotide units, and serving as the carrier of genetic information essential for life.

ELISA (Enzyme Linked ImmunoSorbant Assay) -- A system for detecting and quantifying proteins, using antibodies.

Endpoint -- A specific measurement determined to reflect a quantitative or qualitative change. Examples of endpoints in toxicology include percentage of cells surviving, numbers of tumors, amount of mutation, degree of inflammation, and level of gene expression.

Gene -- The fundamental physical unit of heredity. A linear series of deoxyribonucleotides encoding a specific protein, protein part, or function.

Genotoxicity Assays -- Assay systems designed to detect and quantify damage caused to the genetic material (DNA) of a test organism.

In vitro -- Outside of the living body, in an artificial environment.

In vivo -- In the living body of a plant or animal.

Induction -- A measurable increase in the activity of a specific gene in response to a change in the cellular environment or an exposure.

Matrix Polymerization - The repeated linkage of small molecules in a large molecule(s) in a three dimensional structure.

Mechanisms of toxicity -- The processes through which a foreign agent exerts a toxicological effect on an organism. May include, but is not restricted to, damage caused to cellular components, or metabolic activities which become disturbed.

Molecular -- Pertaining to molecules, the smallest physical unit of an element or compound. In this context referring to events which occur at the level of biochemical reactions affecting microscopic and submicroscopic processes.

Mutagenicity -- The degree to which an agent is capable of causing a change in the genetic material (DNA).

Recombination -- The joining of genes, sets or parts of genes, or parts of chromosomes into new combinations. Occurs either as a biological process such as programming of the body's immune system, through laboratory manipulation, or as a consequence of damage to DNA.

Stress Gene Assays -- Assay systems developed by Xenometrix Inc. to assess the effects of substances on cells by measuring the activity of specific "stress-responsive" genes in these cells.

Stress-responsive genes -- Genes whose activity is in some part regulated by "stresses" or changes in the environment, such as the presence of a toxin, or toxin-caused damage.

Teratogenesis -- The formation of structural or functional anomalies in live offspring during early stages of development.

Toxicity -- The degree to which a substance exerts deleterious effects.

Toxicology -- The study of toxic substances, their structures and properties, and their effects on the various biochemical and genetic processes in living plants and organisms.

Tumorigenesis -- The formation of tumors.

XenoMatrix(R) -- A graphical representation, in the form of a histogram, of data collected from Xenometrix assays.

                                     Item 2

                                    Property

The Company's executive offices, research laboratories, manufacturing operations and ancillary operations are located in Boulder, Colorado in a 15,000 square foot facility. In conjunction with the execution of a lease for a new facility, Xenometrix entered into an agreement with its current landlord enabling Xenometrix to terminate its existing lease when the new facility is ready for occupancy.

In July 1996, Xenometrix entered into an agreement to lease approximately 22,700 square feet in Boulder, Colorado and plans to relocate its operations to the new facility as soon as practicable. The lease is for a six-year period, with two optional renewal periods of three years each.


                                     Item 3

                               Legal Proceedings

The Company is not a party to any material legal proceedings.


                                     Item 4

                            Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 1996.

                                    Part II

                                     Item 5

                            Market for Common Stock

Xenometrix' Units were sold in the IPO on October 23, 1995 for $6.75 per Unit. The Units began trading on the NASDAQ SmallCap Market and the Boston Stock Exchange immediately. There was no market for the Common Stock until the Units were split into the Common Stock and the Warrants on April 15, 1996. The Common Stock trades on NASDAQ under the symbol XENO and on the Boston Stock Exchange under the symbol XEN. For the quarter ended June 30, 1996 the reported bid prices for the Common Stock on the NASDAQ SmallCap Market were:
High--9 45/64; Low--8. Such bid prices reflect interdealer quotations, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

As of September 12, 1996 there were 152 holders of record of the Common Stock.

Xenometrix expects that it will retain any available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of Xenometrix and will depend on a number of factors, including the future earnings, capital requirements, financial condition and business prospects of Xenometrix and other factors.


                                     Item 6

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Except for the historical information contained herein, this Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. Xenometrix' actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Risk Factors" in this Report and the documents incorporated herein by reference.

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited Financial Statements and Notes thereto appearing elsewhere in this Report.


Overview

Xenometrix was formed in July 1991 to develop and market a line of molecular information assay systems. Since its inception, Xenometrix has been engaged in research and development activities and organizational efforts, including the development of its initial products, recruiting its scientific and management personnel, validating its technology, establishing marketing and manufacturing capabilities and raising capital.

Xenometrix commenced commercial manufacturing and sales in 1994. Xenometrix has been unprofitable since inception and expects to incur additional operating losses through at least the year ending June 1997. There can be no assurance that Xenometrix will achieve profitability thereafter.

Xenometrix expects to incur substantial operating expense in the future to support its research and development cost, expand its sales and marketing capabilities and organization, acquire new technology, expand its work force, purchase equipment and for other general corporate purposes. The Company's results of operations may vary significantly from quarter to quarter during this period.

Results of Operations

Comparison of Years Ended June 30, 1996 and June 30, 1995. Net Sales and Services. Net sales and services for the year ended June 1996, increased 31% to $671,000 from $514,000 for the prior year, primarily due to increased contract laboratory service revenue and expanded market penetration.

Gross Profit. Gross profit increased to $122,000, or 18% of revenue, for the year ended June 1996, from $25,000, or 5% of revenue, in the prior year, reflecting efficiencies associated with increased sales volume.

Research and Development Expense. Research and development expense for the year ended June 1996 decreased 25% to $1,123,000 from $1,492,000 for the prior year, primarily because of: 1) personnel and other expense reductions which were effected prior to the Company's IPO to conserve financial resources; and
2) a portion of the research and development resources were utilized in the year ended June 1996 to perform contract lab services for customers, and were thus charged to cost of revenue.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended June 1996 increased by 29% to $2,489,000 from $1,927,000 for the prior year primarily as a result of the purchase of directors and officers liability insurance, increased sales and marketing activity and compensation for senior executives brought into the management team.

Other Income. Xenometrix earned $116,000 of grant income in the year ended June 1995 on two grants which were completed by June 1995. There were no such income-producing grants in the year ended June 1996. Xenometrix has obtained a new Phase I SBIR grant which commenced in July 1996. Interest income for the year ended June 1996 increased 171% to $138,000 from $51,000 for the prior year because of interest earned on the investment of the net proceeds of Xenometrix' IPO.

Extraordinary Item: Early Extinguishment of Debt Issuance Cost. On August 31, 1995 Xenometrix closed on a private sale of $1,000,000 of one-year 10% Senior Secured Promissory Notes (the Notes). The Notes were repaid out of the proceeds of the IPO. The cost of issuing the Notes was capitalized and was being amortized over the one-year life of the notes. The $115,000 unamortized debt issuance cost was written off when the debt was repaid.

Net Loss. The net loss the year ended June 1996 was $3,467,000, compared with a net loss of $3,227,000 for the prior year.

Comparison of Years Ended June 30, 1995 and June 30, 1994. Net Sales and Services. Net sales and services for the year ended June 1995 increased by 447% to $514,000 from $94,000 for the prior year due to expanded sales and marketing activity, introduction of new products and increased customer acceptance.

Gross Profit. Gross profit increased to $25,000, or 5% of revenue, for the year ended June 1995, from a negative $2,000, or 2% of revenue, in the prior year, reflecting efficiencies associated with the Company's increased sales volume.

Research and Development Expense. Research and development expense for the year ended June 1995 increased 2% to $1,492,000 from $1,465,000 for the prior year as a result of increased expenses related to the Company's expanded new product development activities.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended June 1995 increased 1% to $1,927,000 from $1,914,000 for the prior year.

Other Income. Interest income for the year ended June 1995 increased 4% to $51,000 from $49,000 for the comparable period of the prior year. The increase resulted from slightly higher rates earned in the year ended June 1995. Grant income for the year ended June 1995 decreased 19% to $116,000 from $144,000 in the prior year, reflecting completion of the work funded by grants prior to the end of the year ended June 1995.

Net Loss. The net loss for the year ended June 1995 was $3,227,000, compared with a net loss of $3,188,000 in the prior year.


Liquidity and Capital Resources

Financing Activity. On October 23, 1995, Xenometrix closed on its IPO of 1,100,000 Units, each Unit consisting of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $7.0875 per share. The price per Unit was $6.75, resulting in gross proceeds of $7,425,000. Aggregate offering cost was approximately $1,550,000.

On November 9, 1995 the IPO underwriter exercised its over-allotment option to purchase an additional 135,900 Units at the IPO price of $6.75 per Unit. On November 14, 1995 Xenometrix closed on the sale of these Units, resulting in net proceeds to the Company of approximately $800,000.

Other. At June 30, 1996, the Company's cash and cash equivalents were $3,290,000, compared to $489,000 a year earlier. During the year ended June 1996, $3,430,000 was used to fund the Company's operations, $198,000 was invested in patents, and $223,000 was invested in equipment and leasehold improvements. See Statement of Cash Flows included in the Financial Statements included herein.

In July 1996 Xenometrix entered into an agreement with another company with calls for that company to pay Xenometrix $700,000 upon the termination of the Xenometrix lease with its current landlord and $360,000 payable in six quarterly installments beginning September 30, 1996 (the "Lease Termination Payments").

Xenometrix has incurred an accumulated deficit of approximately $11,491,000 since inception and expects to continue to incur losses through at least the year ending June 1997. Xenometrix estimates that its existing capital resources, together with the Lease Termination Payments , will be adequate to maintain its current and planned operations through June 1997. However, no assurance can be given that changes will not occur that would consume available capital resources before such time. Xenometrix' future capital requirements may be substantial and will depend on, and could increase as a result of, many factors, including the pace of growth, if any, in sales and services, progress of Xenometrix' research and development programs, the cost of continuing validation of Xenometrix' molecular information assays and other prospective technology, the cost involved in filing, prosecuting and enforcing patent claims, payments received under prospective collaborative agreements, agreements for and changes in collaborative research relationships, the cost associated with commercialization of its products, the cost and availability of third party financing for capital expenditures, and legal and administrative expense.

Based on current plans, Xenometrix will need to raise additional capital in order to continue its operations following the current fiscal year. Xenometrix is currently exploring options for raising additional capital. There can be no assurance that additional financing will be available on satisfactory terms or at all. If Xenometrix is unable to obtain additional financing, it will be required to curtail or discontinue operations. See "--Risk Factors--Future Capital Needs."

Risk Factors

The following risk factors should be read in conjunction with information appearing elsewhere in this report.

Limited Operating History; History of Operating Losses; Uncertainty of Future. Xenometrix has a limited operating history and is in the early stage of commercializing its products. As of June 30, 1996, Xenometrix had incurred cumulative net losses of $11,491,000. The losses resulted principally from research, product development, and administrative and selling expense during the initial phases of the Company's operations. Xenometrix has yet to generate sufficient revenue to achieve profitability in its operations and there can be no assurance that Xenometrix will be able to do so in the future. The Company's ability to achieve and maintain profitability depends in part on its ability to successfully market, sell and support its products and services. There can be no assurance when, or if, any of the Company's current or future products will be commercially successful or that Xenometrix will be able to operate profitably in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included herein.

Future Capital Needs. Xenometrix anticipates that its existing capital resources and anticipated equipment financing, will be adequate to satisfy its operating and capital requirements through June 1997. However, the following factors could prevent the Company from having such adequate capital resources: lower than anticipated revenue, unanticipated expenses, the lack of availability of anticipated equipment financing or unacceptable rates for such financing. Changes in the Company's business or business plan could affect the Company's capital requirements. The Company's future capital requirements will depend on many factors, including the cost of manufacturing and marketing activities, its ability to market its products successfully, the size of its research and development programs and competing technological and market developments. There can be no assurance that Xenometrix will perform to its business plan. Based on current plans, Xenometrix will need to raise additional capital in order to continue its operations following the current fiscal year. Xenometrix is currently exploring options for raising additional capital. There can be no assurance that additional financing will be available on satisfactory terms or at all or that existing stockholders will not suffer substantial dilution as a result of subsequent financings. If Xenometrix is unable to obtain additional financing, it will be required to curtail or discontinue operations.

Fluctuations in Operating Results. Xenometrix' operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of product development and commercialization programs of the Company's customers, the timing of increased research and development and sales and marketing expenses, the timing and size of orders and the introduction of new products by Xenometrix. The Company's current and planned expense levels are based in part on its expectations as to future revenue. Consequently, revenue or profit may vary significantly from quarter to quarter or year to year and revenue or profit in any period will not necessarily be predictive of results in subsequent periods.

Uncertainties Regarding Product Development and Technological Change. Rapid technological developments are expected to continue in the fields of molecular response assessment and toxicology testing. Xenometrix believes that its future success will depend upon its ability to develop, manufacture and market products and services which meet changing customer needs and to successfully anticipate or respond to technological changes on a cost effective and timely basis. Although Xenometrix is considering a number of new products for commercial development, such development depends upon the Company's ability to obtain adequate funding, make satisfactory technical progress and validate the commercial potential of such products. There can be no assurance that any of the products currently being researched and developed will be successfully developed, that technological changes will not render the Company's products obsolete or that Xenometrix will be able to keep pace with technological developments.

Uncertainties Regarding Patents and Proprietary Rights. The Company's core technologies are licensed by Xenometrix under exclusive license agreements with various entities. Such license agreements cover one US and six foreign patents that have been issued and one additional patent that has been allowed, as well as certain additional patent applications. The patents that have been issued expire in 2008. In general, these license agreements (i) provide for the payment of royalties on net sales of products covered by the licensed technology, (ii) provide for certain minimum royalties, and (iii) terminate generally upon the expiration of the last to expire patent in-cluded in the license. If Xenometrix fails to meet its obligations under the licenses, including payment of minimum royalties, such agreements may be terminated by the licensors.

The patent positions of high technology firms, including Xenometrix, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, even though patent applications covering the technology licensed by Xenometrix are being prosecuted with the U.S. and certain foreign patent offices, there can be no assurance that any of such patent applications will result in the issuance of patents or, if any patents are issued, that they will provide significant proprietary protection and will not be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue or foreign counterparts publish, and since publication of discoveries in scientific or patent literature often lag behind actual discoveries, Xenometrix cannot be certain that it or any of its licensors was the first creator of inventions covered by pending patent applications or that it or any such licensor was the first to file patent applications for such inventions. Moreover, Xenometrix might have to participate in one or more interference proceedings declared by the US Patent and Trademark Office to determine priority of invention, which could result in substantial cost to Xenometrix, whether or not the result of such proceedings was favorable to Xenometrix.

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's technology. Many of these entities are larger and have significantly greater resources than Xenometrix. Some of the technologies, applications or patents of these entities may conflict with the Company's technologies, the patents and patent applications licensed by Xenometrix, or the Company's patent applications. Such conflict could limit the scope of the patents that Xenometrix or its licensors has or may be able to obtain, or result in denial of the Company's or its licensor's patent applications. In addition, if patents that cover the technologies used by Xenometrix are issued to other companies, there can be no assurance that Xenometrix would be able to license these patents at a reasonable cost or be able to develop or obtain alternative non-infringing technology. Xenometrix and its patent counsel have received communication from the holder of a European patent alleging that the holder has certain intellectual property rights that may impact the European sales of Xenometrix' CAT-Tox(TM) assay. The holder has proposed a licensing agreement which Xenometrix is evaluating. Currently Xenometrix does not have significant CAT-Tox(TM) sales in Europe.

Xenometrix relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that competitors or potential competitors of Xenometrix will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.


Uncertainty of Market Acceptance. In order for Xenometrix to achieve broad market acceptance of its assay systems in toxicology applications, Xenometrix must demonstrate to its customer base that its assays are useful supplements to existing toxicology testing technology. There can be no assurance that the Company's existing or future products will be commercially accepted. The Company's targeted customer base may not change its established testing methods and may not make the necessary investment to purchase the Company's products. If market acceptance of the Company's products does not develop, the Company's prospects would be materially adversely affected.

Uncertainty of Product Validation For Toxicity Testing. Pharmaceutical, biotechnology, chemical and personal care companies generally rely upon well-established testing procedures, many of which are well known to and accepted by the FDA, EPA or other regulatory agencies. In order for Xenometrix to achieve broad market acceptance of its assay systems, Xenometrix must educate its customer base regarding its products and demonstrate that the Company's products measure activity and/or toxicity with equal or greater reliability than existing methods, or that Xenometrix' assays add significantly to the data generated using existing assays, so that the customers can, in turn, obtain acceptance of the data generated by its systems in filings made by such customers with regulatory agencies. To do so, Xenometrix must demonstrate that its molecular information assays predict either animal or human toxicological risk or the known carcinogenic activity of a wide range of
chemical classes.   If the Company
is not able to successfully validate its assays, its prospects would be materially adversely affected. See "Business - Sales and Marketing."

Limited Marketing Experience. Xenometrix has limited experience in marketing and selling its products and services and will have to further develop its marketing and sales capabilities and establish a network of international distributors. There can be no assurance that Xenometrix will be able to establish adequate marketing and sales capability. In addition, Xenometrix intends to market its products overseas. Overseas marketing may present greater risks to Xenometrix, in certain respects, than domestic marketing because of, among other considerations, the Company's more extensive reliance on third parties to market its products, possible currency fluctuations and possible adverse impacts from legal or political changes in foreign countries.

Dependence Upon Key Personnel. Xenometrix depends on the services of certain key personnel, particularly those of Edson D. de Castro, its Chief Executive Officer, John H. Wheeler, its Vice President for Sales and Marketing, Ronald L. Hendrick, its Chief Financial Officer and Pauline Gee, its Vice President for Research and Development. Xenometrix does not maintain key man insurance policies on the lives of any of its executives. Xenometrix believes that the loss of the services of any of these executives could have a material adverse effect on the Company. See Item 9,"Directors, Executive Officers and Control Persons."

Xenometrix may seek to hire additional personnel. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the loss of any such qualified employees, or an inability to attract, retain and motivate any additional highly skilled employees necessary for the expansion of the Company's activities, could have a material adverse effect on Xenometrix. There can be no assurance that Xenometrix will be able to retain its existing personnel or to attract additional qualified employees.

Possible Conflicting Obligations of Scientific Advisors. Most of the Company's scientific advisors are employed on a full-time basis by employers other than Xenometrix and some have consulting or other advisory arrangements with other entities which may conflict or compete with their obligations to Xenometrix. There can be no assurance that the scientific advisors will not participate in research or ventures which, if successful, would result in products or services which directly compete with the Company's products and services. See "Business
- -- Scientific Advisory Board."

Competition. The Company's competition consists mainly of Contract Research Organizations ("CROs") which provide toxicology testing services on a contract basis such as Hazelton Laboratories, Quintiles Transnational Corp., Microbiological Associates, Inc. and Huntingdon International Holdings. In addition, Xenometrix competes with in vitro assay manufacturers. Some competitors have developed proprietary tests, and are selling those tests commercially. Those competitors include InVitro International, Paracelsian Inc., Advanced Tissue Sciences Inc., InVitro Technologies, Inc., StressGen Biotechnologies Corp. and Microbics Corp. The Company expects that additional competitors will enter the in vitro toxicology testing market in the future. Xenometrix believes that the competitive factors in the molecular information testing market include (i) the level of information provided, (ii) the time required to perform a test, and (iii) the cost of performing such test.


Manufacturing; Dependence on Outside Suppliers. Although Xenometrix has produced quantities of certain of its products for limited initial sales, it has no experience in manufacturing its products in large commercial quantities, and there can be no assurance that it will be able to make a successful transition to large-scale commercial production or manufacture its products at a commercially viable cost.

Certain key components and raw materials used in the manufacturing of the Company's products are currently provided by single source vendors. Interruption in the supply of a sole-sourced raw material could have a material adverse effect on the Company's ability to manufacture products until a new source of supply were qualified and, as a result, could have a material adverse effect on the Company's business. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to Xenometrix or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products and/or the performance of the product. Also, because Xenometrix is a small customer of many of its suppliers, there can be no assurance that suppliers will devote adequate resources to supplying the Company's needs.

Xenometrix' CAT-ToxTM assay systems require a continuous supply of Enzyme Linked ImmunoSorbant Assay (ELISA) components, which are a fundamental part of each assay kit. The ELISA is the detection system for the CAT protein produced in response to stress. ELISA detection is a function of specific polyclonal antibodies developed to find and immobilize all CAT protein produced. Any technical problem with the supply or performance of this ELISA kit could have an adverse effect on the Company's ability to provide the CAT-Tox assay system to its customers.

Risk of Contamination. Xenometrix relies heavily on the maintenance and distribution of mammalian, bacterial and yeast cells for the manufacturing of its various products. Although rare, contamination of cell culture, particularly mammalian culture, by the introduction of agents such as molds, mycoplasma or bacteria is a risk associated with these processes. It is possible for assays to perform aberrantly as a consequence of undetected contamination. If such contamination were to be detected, Xenometrix might be required to halt production of particular assay(s) in order to establish the cause and eliminate such contamination. Xenometrix has established quality control standards for minimizing the potential for contamination, and for effectively eliminating contamination after it is detected, but cannot guarantee that such contamination will not occur.

Hazardous Materials. Xenometrix' research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although Xenometrix believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Although Xenometrix maintains workers' compensation and liability insurance, there can be no assurance that in the event of such an accident, Xenometrix would not be held liable for any damages that result, that the Company's insurance coverage would be adequate to cover such liabilities or that any such excess liability would not exceed the resources of Xenometrix. The Company may incur substantial cost for compliance with environmental regulations if Xenometrix expands its manufacturing capacity.

Government Regulation. Although the Company's products are not currently subject to regulation by any governmental agencies, the Company's targeted customer base is highly regulated. For example, in the United States, the FDA requires that companies evaluate the toxicity of drugs under development before the drugs may be evaluated for their efficacy in humans. Although the FDA does not specifically prescribe the specific toxicology tests which must be performed, any material change in regulatory requirements may make it more difficult for Xenometrix to sell its toxicology testing products to customers. See "Business -- Government Regulation."

Product Liability; Availability of Insurance. Although Xenometrix has obtained product liability insurance, there can be no assurance that it will be able to maintain such insurance on acceptable terms or that insurance will provide adequate coverage against potential liabilities.

NASDAQ and Boston Stock Exchange, Delisting. The trading of the Company's stock in the NASDAQ Small-Cap Market and on the Boston Stock Exchange is conditioned upon Xenometrix maintaining certain asset, capital and surplus, earnings and stock price tests. To maintain eligibility for trading on the NASDAQ Small-Cap Market, Xenometrix is required to maintain total assets in excess of $2,000,000, capital and surplus in excess of $1,000,000, and (subject to certain exceptions) a bid price of $1 per share. To maintain eligibility on the Boston Stock Exchange, Xenometrix is required, among other matters, to maintain total net tangible assets in excess of $1,000,000. If Xenometrix fails any of the tests, the Common Stock and Warrants may be delisted from trading in the NASDAQ Small-Cap Market or on the Boston Stock Exchange. The effects of delisting include the limited release of the market prices of the Company's securities and limited news coverage of Xenometrix. Delisting may restrict investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. In addition to the risk of volatility of stock prices and possible delisting, low price stocks are subject to the additional risks of additional federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Common Stock or Warrants were delisted from trading in the NASDAQ Small-Cap

Market and the trading price of the Common Stock was less than $5 per share, the Common Stock and Warrants could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's written consent prior to any transaction. If the Company's securities could also be deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, additional disclosure would be required in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities and the ability of purchasers in the Offering to sell their securities in the secondary market.

                                     Item 7

                              Financial Statements

The financial statements begin on page F1.


                                     Item 8

                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.





                                    Part III

                               Items 9 through 12

The information contained in the Xenometrix Proxy Statement for the annual meeting of stockholders proposed to be held November 20, 1996, under the headings, "Election of Directors", "Executive Officers", "Executive Compensation", "Certain Relationships and Related Transactions" and "Principal Stockholders" is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 1996.

                                    Part IV

                                    Item 13

                        Exhibits and Reports of Form 8-K


Reports on Form 8-K

Xenometrix filed no reports on Form 8-K during the quarter ended June 1996.


Exhibits

    Exhibit
     Number                            Description of Document
    -------                            -----------------------

     3.1+               Certificate of Incorporation of the Registrant, filed
                         with the Secretary of State of Delaware on June 15,
                         1992.
     3.2+               Certificate of Merger of the Registrant filed with
                         the Secretary of State of Delaware on July 29, 1992.
     3.3+               Certificate of Amendment of Certificate of
                         Incorporation of the Registrant with regard to the reverse stock split.
     3.4+               Amended and Restated By-Laws of the Registrant.
     3.5+               Certificate of Amendment of Certificate of
                         Incorporation of the with regard to the addition of
                         Article XII.
     3.6+               Certificate of Elimination of the 5% Cumulative
                         Convertible Series A Preferred Stock of the Registrant.
     3.7+               Certificate of Elimination of the 5% Cumulative
                         Convertible Series B Preferred Stock of the Registrant.
     3.8+               Certificate of Amendment of Certificate of
                         Incorporation of the Registrant with regard to the reduction of the number of the Registrant's authorized shares.
     3.9+               Amendment to the Amended and Restated By-laws of the
                         Registrant as approved by the Registrant's Board of Directors on September 12th, 1995 and September 27th, 1995.
     4.1+               Certificate representing shares of Common Stock.
     4.2+               Warrant.
     4.3+               Warrant Agreement.
     10.1+              Form of Indemnity Agreement between the Registrant and
                         its directors and executive officers.
     10.2+              Employment Agreement, dated as of October 5, 1995,
                         between the Registrant and Edson D. de Castro.
     10.3+              Employment Agreement, dated as of October 5, 1995,
                         between the Registrant and John H. Wheeler.
     10.4+              Employment Agreement, dated as of October 5, 1995,
                         between the Registrant and Ronald L. Hendrick.
     10.5+              Employment Agreement, dated as of October 5, 1995,
                         between the Registrant and Pauline Gee.
     10.6+              Consulting Agreement, dated as of May 25, 1995, between
                         the Registrant and Spencer B. Farr.
     10.7+              Amended and Restated Option Plan.
     10.8+              1993 Non-Employee Directors Stock Option Plan of the
                         Registrant.
     10.9+              Form of Proprietary Information and Inventions Agreement
                         between the Registrant and each of its employees.

     10.10+               Voting Agreement, dated as of December 2, 1994, among
                           the Registrant and certain of its stockholders.
     10.11+               Registration Rights Agreement, dated as of December
                           31, 1991, between the Registrant and certain of its stockholders.
     10.12+               Form of Subscription and Preferred Stock Purchase
                           Agreement between the Registrant and each purchaser of shares of its 5% Cumulative Convertible Series A Preferred Stock.
     10.13+               Form of Warrant for the Purchase of shares of 5%
                           Cumulative Convertible Series A Preferred Stock of the Registrant.
     10.14+               Form of Preferred Stock Purchase Agreement among the
                           Registrant and the purchasers of shares of its 5%
                          Cumulative Convertible Series B Preferred Stock.
     10.15+ Form of Amendment No. 2 to Subscription and Preferred Stock Purchase Agreement among the Registrant and the purchasers of shares of its 5% Cumulative Convertible Series A Preferred Stock.
     10.16+**             Exclusive License Agreement, effective October 1,
                           1994, between the Regents of the University of
                          California and the Registrant.
     10.17+** License Agreement, effective January 18, 1992, between the President and Fellows of Harvard College and the Registrant.
     10.18+**             License Agreement, dated May 27, 1992, among
                           GeneBioMed, Inc., Robert Schiestl and Venmark Ltd.
     10.19+               Lease Agreement, dated January 8, 1993, between
                           Wilderness Place, Ltd.  and the Registrant.
     10.20+               Exchange Agreement, dated as of January 31, 1993,
                           between D.H. Blair Holdings, Inc. and the Registrant.
     10.21+               Amendment to Preferred Stock Purchase Agreement,
                           dated as of May 6, 1994, among the Registrant and the purchasers of Shares of its 5% Cumulative Convertible Series B Preferred Stock.
     10.22*               License Agreement dated January 1, 1996 between
                           Stanford University and the Registrant.
     10.23***             License Agreement datedJune 4, 1996 between The
                           Wistar Institute and the Registrant.
     10.24                Lease dated July 1, 1996 between Flatirons
                           Cottonwood, Inc. and the Registrant.
     10.25                Lease Termination Agreement effective July 1996
                           between Wilderness Place, Ltd.  and the Registrant.
     10.26                Lease Takeover Agreement effective July 1996 between
                           Nexstar Pharmaceuticals, Inc.  and the Registrant.
     23.1                 Consent of Price Waterhouse LLP.
     27.1                 Summary Financial Information Schedule.


- --------------------

+ Incorporated herein by reference from Xenometrix' Form SB-2 Registration Statement, Registration No. 33-96636-D, dated October 17, 1995.

*Incorporated herein by reference from Xenometrix' Form 10-QSB for the quarter ended December 31, 1995.

** Portions of these exhibits have been granted confidentiality by the Securities and Exchange Commission.

*** Xenometrix is applying for confidential treatment with respect to portions of this exhibit.

                                   Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, Xenometrix caused this report to be signed on its behalf.



                                               XENOMETRIX, INC.


                                               /s/ Edson D. de Castro

September 27, 1996                             Edson D. de Castro
                                               Chairman of the Board and
                                               Chief Executive Officer



Pursuant to the Exchange Act, this report has been signed on behalf of Xenometrix and in the capacities indicated.





/s/ Edson D. de Castro           Chairman of the Board and
Edson D. de Castro                 Chief Executive Officer   September 27, 1996



/s/ Ronald L. Hendrick           Vice President and Chief
Ronald L. Hendrick                 Financial Officer         September 27, 1996



/s/ Robert L. Poley
Robert L. Poley                  Controller                  September 27, 1996




Bruce N. Ames, Ph.D.             Director                    September 27, 1996



/s/ Jeremy M. Levin
Jeremy M. Levin, MD, Ph.D.       Director                    September 27, 1996



/s/ Walter M. Lovenberg
Walter M. Lovenberg, Ph.D.       Director                    September 27, 1996



/s/ James Mitarotonda
James Mitarotonda                Director                    September 27, 1996



/s/ John K. A. Prendergast
John K. A. Prendergast, Ph.D.    Director                    September 27, 1996

/s/ Lindsay A. Rosenwald
Lindsay A. Rosenwald, MD               Director            September 27, 1996



/s/ Randal P. Schumacher
Randal P. Schumacher                   Director            September 27, 1996



/s/ Ralph Z. Sorenson
Ralph Z. Sorenson, DBA.                Director            September 27, 1996



/s/ Jerry A. Weisbach
Jerry A. Weisbach, Ph.D.               Director            September 27, 1996

                               XENOMETRIX, INC.

                        Index to Financial Statements



                                                                                 Page
Report of Independent Accountants ..............................................  F-2
Balance Sheet as of June 30, 1996 and 1995 .....................................  F-3
Statement of Operations for the Years Ended June 30, 1996 and 1995 .............  F-4
Statement of Stockholders' Equity for the Years Ended June 30, 1996 and 1995....  F-5
Statement of Cash Flows for the Years Ended June 30, 1996 and 1995 .............  F-6
Notes to Financial Statements ..................................................  F-7



                       Report of Independent Accountants


To the Board of Directors and
Stockholders of Xenometrix, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Xenometrix, Inc. (the "Company") at June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Boulder, Colorado
September 23, 1996

                                XENOMETRIX, INC.

                                 Balance Sheet

                                     Assets

                                                                               June 30,
                                                                   ----------------------------
                                                                        1996            1995
                                                                   ------------    ------------


Cash and cash equivalents ......................................   $  3,290,000    $    489,000
Accounts receivable, net of $12,000 and $10,000 allowance for
    doubtful accounts in 1996 and 1995, respectively ...........        137,000         109,000
Inventory ......................................................        146,000          94,000
Deposits and prepaid expense ...................................        172,000          55,000
                                                                   ------------    ------------

          Total current assets .................................      3,745,000         747,000
Property and equipment, net ....................................        335,000         231,000
Patents, net of accumulated amortization of $179,000 in
    1996 and $110,000 in 1995 ..................................        377,000         301,000
                                                                   ------------    ------------
                                                                   $  4,457,000    $  1,279,000
                                                                   ============    ============

                     Liabilities And Stockholders' Equity

Accounts payable ...............................................   $    279,000    $    412,000
Accrued liabilities ............................................        210,000         209,000
                                                                   ------------    ------------

          Total current liabilities ............................        489,000         621,000
                                                                   ------------    ------------

Commitments and Contingencies (Note 4)

Stockholders' Equity:
Convertible preferred stock, Series A -$0.001 par value; no and
   5,000,000 shares authorized, no and 4,255,000 shares issued
   and outstanding at June 30, 1996 and 1995, respectively .....                          4,000
Convertible preferred stock, Series B -$0.001 par value; no and
   3,543,000 shares authorized, no and 3,543,000 shares issued
   and outstanding at June 30, 1996 and 1995, respectively .....                          4,000
Preferred stock -$0.001 par value, 5,000,000 shares
   authorized; no shares issued and outstanding at June 30, 1996
Common stock -- $0.001 par value; 20,000,000 shares
   authorized, 2,912,000 and 551,000 shares issued and
   outstanding at June 30, 1996 and 1995, respectively .........          3,000           1,000
Additional paid-in capital .....................................     15,456,000       8,673,000
Accumulated deficit ............................................    (11,491,000)     (8,024,000)
                                                                   ------------    ------------
          Total stockholders' equity ...........................      3,968,000         658,000
                                                                   ------------    ------------
                                                                   $  4,457,000    $  1,279,000
                                                                   ============    ============





   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.

                            Statement of Operations


                                                                                         Year Ended June 30,
                                                                                   ------------------------------
                                                                                       1996             1995
                                                                                   ------------       -----------
Net sales and services........................................................     $    671,000       $   514,000
Cost of sales and services....................................................          549,000           489,000
                                                                                   ------------       -----------
  Gross profit................................................................          122,000            25,000
                                                                                   ------------       -----------
Research and development......................................................        1,123,000         1,492,000
Selling, general and administrative...........................................        2,489,000         1,927,000
                                                                                   ------------       -----------
  Total operating expense                                                             3,612,000         3,419,000
                                                                                   ------------       -----------
Operating loss................................................................       (3,490,000)       (3,394,000)
  Grant income................................................................                            116,000
  Interest income, net........................................................          138,000            51,000
                                                                                   ------------       -----------
          Loss before extraordinary item......................................       (3,352,000)       (3,227,000)
Extraordinary item--Early extinguishment of debt issuance cost................         (115,000)
                                                                                   ------------       -----------
          Net loss............................................................     $ (3,467,000)      $(3,227,000)
                                                                                   ============       ===========

Loss per common share:
          Loss before extraordinary item......................................     $     (1.55)       $     (4.24)
          Extraordinary item..................................................           (0.05)
                                                                                   ------------       -----------
          Net loss............................................................     $     (1.60)       $     (4.24)
                                                                                   ===========        ===========
Shares used in calculating per share data.....................................       2,165,000            761,000
                                                                                   ===========        ===========






   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.

                       Statement of Stockholders' Equity


                                                                   Convertible
                                           Common Stock          Preferred Stock      Additional
                                           ------------          ---------------       paid-in        Accumulated
                                         Shares     Amount      Shares      Amount     capital          deficit        Total
                                      ----------    ------    ----------    ------   ------------     ------------   ---------
Balance at June 30, 1994............    548,000      $1,000    5,355,000    $5,000    $ 6,631,000    $(4,797,000)   $1,840,000
Stock options exercised.............      1,000                                             4,000                        4,000
Common stock issued to acquire
  technology license................      2,000                                            14,000                       14,000
Series B preferred stock issued for
  cash, net of stock issuance cost..                           1,483,000     2,000      2,025,000                    2,027,000
Series B preferred stock issued to
  meet antidilution provisions......                             960,000     1,000         (1,000)
Net loss............................                                                                  (3,227,000)   (3,227,000)
                                      ---------   --------    ----------   --------   -----------      ----------    ---------
Balance at June 30, 1995............    551,000       1,000    7,798,000     8,000      8,673,000     (8,024,000)      658,000

Stock options exercised.............      9,000                                            33,000                       33,000
Net proceeds of initial public        1,236,000       1,000                             6,676,000                    6,677,000
   offering.........................
Conversion of Preferred Stock to
  Common Stock......................  1,116,000       1,000   (7,798,000)   (8,000)         7,000
Grant of common stock option for
  consulting services...............                                                       67,000                       67,000
Net loss............................                                                                  (3,467,000)   (3,467,000)
                                      ---------   ---------   ----------  --------    -----------   ------------    ----------
Balance at June 30, 1996............  2,912,000      $3,000            0  $      0    $15,456,000   $(11,491,000)   $3,968,000
                                      =========   =========   ==========  ========    ===========   ============    ==========











   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.

                            Statement of Cash Flows


                                                                                         Year Ended June 30,
                                                                                     ---------------------------
                                                                                         1996            1995
                                                                                     -----------      ----------
Cash flows from operating activities:
Net loss........................................................................     $(3,467,000)    $(3,227,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.................................................         251,000         237,000
  Provision for doubtful accounts...............................................          19,000          10,000
  Early extinguishment of debt issuance cost....................................         115,000
  Changes in assets and liabilities:
     Accounts receivable........................................................         (47,000)          1,000
     Inventory..................................................................         (52,000)         21,000
     Deposits and prepaid expense...............................................        (117,000)        (33,000)
     Accounts payable and accrued liabilities...................................        (132,000)        344,000
                                                                                     -----------      ----------
  Net cash used in operating activities.........................................      (3,430,000)     (2,647,000)
                                                                                     -----------      ----------
Cash flows from investing activities:
Capital expenditures............................................................        (223,000)        (29,000)
Patent acquisition cost.........................................................        (198,000)       (153,000)
                                                                                     -----------      ----------
  Net cash used in investing activities.........................................        (421,000)       (182,000)
                                                                                     -----------      ----------
Cash flows from financing activities:
Net proceeds from issuance of senior secured promissory notes...................         875,000
Repayment of senior subordinated notes..........................................      (1,000,000)
Net proceeds from issuance of common stock......................................       6,777,000           4,000
Net proceeds from issuance of convertible preferred stock.......................                       2,027,000
                                                                                     -----------      ----------
  Net cash provided by financing activities.....................................       6,652,000       2,031,000
                                                                                     -----------      ----------
Net increase (decrease) in cash.................................................       2,801,000        (798,000)
Cash and cash equivalents at beginning of year..................................         489,000       1,287,000
                                                                                     -----------     -----------
Cash and cash equivalents at end of year........................................      $3,290,000        $489,000
                                                                                     ===========     ===========
Non-cash transactions:
  Common stock issued to acquire technology license.............................                         $14,000
                                                                                                     ===========
  Common stock option issued for consulting services ...........................         $67,000
                                                                                     ===========








   The accompanying notes are an integral part of these financial statements

                                XENOMETRIX, INC.

                         Notes To Financial Statements

1.  Organization And Summary Of Significant Accounting Policies

Xenometrix, Inc. ("Xenometrix" or the "Company"), a Delaware corporation, is primarily engaged in the manufacture, marketing, sales and related research and development of molecular information assays. The Company also offers its customers a contract laboratory service whereby the customer sends its chemical compounds to Xenometrix for testing and evaluation. The assays assess the genetic response of human and bacterial cells when exposed to various compounds. Xenometrix was incorporated on July 24, 1991.

Financial Condition

At June 30, 1996, Xenometrix had an accumulated deficit of $11,491,000 and has incurred losses subsequent to June 30, 1996. It also has significant future cash requirements related to the further development of its manufacturing operations, products and sales organization. Management believes that the cash on hand and the cash to be provided by the subsequent transaction reported in
Note 8 will be sufficient to meet those requirements through June 30, 1997. Based on current plans, Xenometrix will need to raise additional capital in order to continue its operations following the current fiscal year. Xenometrix is currently exploring options for raising additional capital. There can be no assurance that additional financing will be available on satisfactory terms or at all. If Xenometrix is unable to obtain additional financing, it will be required to curtail or discontinue operations.

Revenue Recognition, Concentration of Credit Risk and Concentration of Materials Supply

Revenue from product sales is recognized upon shipment. Contract reference laboratory service revenue is recognized upon completion of such services in accordance with contract terms. Revenue from product development is recognized as such services are performed.

Xenometrix sells its products and services primarily to companies in the pharmaceutical, chemical, biotechnology, cosmetics and processed foods industries as well as to governmental agencies, which means receivables are concentrated in these sectors. The market for the molecular biological products and services sold by Xenometrix is to a limited number of customers. In the year ended June 1996, two customers accounted for 13% and 12% of sales, respectively. Export sales accounted for 18% of total sales, with 12% in Switzerland and the remaining 6% from Canada and several European and Asian countries. During the year ended June 1995, no individual customer and no single country outside the United States accounted for 10% or more of total sales.

Certain key components and raw materials used in the manufacturing of Xenometrix' products are currently provided by single source vendors. Although Xenometrix believes that alternative sources for such components and raw materials are available, an interruption in the supply of a sole-sourced raw material could have a material adverse effect on Xenometrix' ability to manufacture products until a new source of supply were qualified and, as a result, could have a material adverse effect on the Company's business.

Grant Income

During the year ended June 1995, Xenometrix completed two research grants from United States government agencies. These best efforts grants funded certain research expenditures incurred by Xenometrix. Xenometrix records grant related expenses when incurred and simultaneously recognizes grant income to the extent the expenses are reimbursable under the terms of the grants. Xenometrix had no grant income in the year ended June 30, 1996.

Research and Development Cost

Research and development cost is expensed as incurred.

Net Loss Per Common Share

For the year ended June 1996, net loss per common share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from certain stock options, warrants and convertible preferred stock are excluded from the computation as their effect is antidilutive. For the year ended June 1995, the weighted average number of shares outstanding has been retroactively adjusted using the treasury stock method to reflect issuances of common stock, convertible debt, and grants of options and warrants with exercise or conversion prices below the initial public offering (IPO) price of $6.75 that were issued one year prior to the IPO in October 1995. Shares of convertible preferred stock that converted into shares of common stock upon the closing of the IPO are included in the calculation of net loss per common share for both years (using the as-converted method) from the original date of issuance.

Statement of Cash Flows

Xenometrix considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market and is computed using the first-in, first-out method. Inventory is primarily comprised of raw materials at June 30, 1996 and 1995.

Depreciation and Amortization

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which ranges from three to seven years. Leasehold improvements are amortized over the shorter of the estimated asset life or the term of the lease. Maintenance and repairs are expensed as incurred.

Patent Cost

The cost of obtaining patents on the Company's technology is capitalized as incurred. Amortization of that cost is computed using the straight-line method over the estimated useful lives of five years.

Reclassifications

Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Actual results could vary from the estimates used.

2.  Property And Equipment

Property and equipment is stated at cost and is comprised of the following:

                                                               June 30,
                                                        -----------------------
                                                           1996        1995
                                                        ---------     ---------
Laboratory equipment ...............................    $ 393,000     $ 234,000
Leasehold improvements .............................      154,000       152,000
Computer equipment and software ....................      169,000       128,000
Office equipment and furniture .....................       53,000        52,000
                                                        ---------     ---------
                                                          769,000       566,000
Less accumulated depreciation and amortization .....     (434,000)     (335,000)
                                                        ---------     ---------
                                                        $ 335,000     $ 231,000

3.  Commitments And Contingencies

Leasing Arrangements

Xenometrix leases certain of its facilities under non-cancelable operating leases. Future minimum lease payments under such leases at June 30, 1996, including the lease described in Note 8, are as follows:


Year Ending June 30,
       1997 ......................................................... $  289,000
       1998 .........................................................    239,000
       1999 .........................................................    237,000
       2000 .........................................................    236,000
       2001 .........................................................    232,000
Thereafter ..........................................................    246,000
                                                                      ----------
                                                                      $1,479,000

Rent expense for the years ended June 1996 and 1995 was approximately $141,000 and $101,000, respectively.

Royalty Agreements

Xenometrix is obligated to pay certain royalties on sales of testing kits or services pursuant to various technology licenses. Certain of these royalties are paid to entities that are affiliated with a former director and a current officer of the Company. During the years ended June 1996 and 1995, Xenometrix paid $61,000 and $25,000, respectively, to the affiliated entities.


4.  Senior Secured Debt

On August 31, 1995, Xenometrix issued 10% Senior Secured Promissory Notes ("Notes") in the aggregate amount of $1,000,000 and recorded the Notes at a discount to be amortized over their term. The Notes were payable upon the earlier of one year or consummation of an initial public offering. At the close of the IPO Xenometrix recorded an extraordinary charge of $115,000 to the operations of the year ended June 1996, representing unamortized debt issuance cost upon the early retirement of the Notes. In connection with the issuance of the Notes, Xenometrix issued warrants to purchase 200,000 shares of Xenometrix common stock (Note 6).

5.  Capital Stock, Stock Options And Warrants

Convertible Preferred Stock

All the outstanding Series A and Series B convertible preferred stock at June 30, 1995, was converted into approximately 1,116,000 shares of common stock immediately prior to the Company's IPO in October 1995. Upon conversion, all accrued and unpaid dividends, whether or not declared, were canceled.

Common Stock

In August 1995, the Company's Board of Directors authorized and the Shareholders subsequently approved a 11-to-1 reverse stock split which was effected immediately prior to the IPO.

On October 23, 1995, Xenometrix closed on its IPO of 1,100,000 units (the "Units"), each Unit consisting of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $7.0875 per share. The price per Unit was $6.75, resulting in gross proceeds of $7,425,000. Aggregate offering cost was approximately $1,550,000.

On November 9, 1995, the IPO underwriter exercised its over-allotment option to purchase an additional 135,900 Units at the IPO price of $6.75 per Unit. On November 14, 1995 Xenometrix closed on the sale of these Units, resulting in net proceeds to Xenometrix of approximately $800,000.

Stock Options

Xenometrix has two stock option plans; an Employee Stock Option Plan ("Employee Plan") and a Non-Employee Directors Stock Option Plan ("Director Plan"). Pursuant to the Employee Plan and the Director Plan, stock options may be granted to purchase up to 339,045 and 150,000 shares, respectively, of common stock. The stock options are generally granted at an exercise price not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options granted generally vest over forty-eight months and expire ten years after the date of grant.

Stock option transactions are summarized below:

                                                          Employee Plan                 Director Plan
                                                      ---------------------        ----------------------
                                                       Shares      Price            Shares        Price
                                                      --------   ----------        --------     ---------
Outstanding at June 30, 1994....................      54,531  $0.11 - $4.73         36,363           $4.73
Granted.........................................      10,455           4.73         18,182            4.73
Exercised.......................................        (409)          4.73
Forfeited.......................................     (10,727)   4.40 - 4.73         (9,091)           4.73
                                                     -------  -------------         ------   -------------
Outstanding at June 30, 1995....................      53,850   $0.11- $4.73         45,454           $4.73
Granted.........................................     150,088    4.73 - 9.25         46,140     4.73 - 7.45
Exercised.......................................      (6,949)   2.75 - 4.73
Forfeited.......................................     (13,262)          4.73         (4,549)           4.73
                                                     -------  -------------         ------   -------------

Outstanding at June 30, 1996....................     183,727  $0.11 - $9.25         87,045   $4.73 - $7.45
                                                     =======  =============         ======   =============

Available for issue, June 30, 1996                   144,695                        62,955
                                                     =======                        ======

Exercisable, June 30, 1996                            30,297  $0.11 - $6.75         31,044   $4.73 - $7.45
                                                     =======  =============         ======   =============

The weighted average exercise prices of options outstanding under the Employee Plan and Director Plan at June 30, 1996 were $4.74 and $5.20, respectively.

In addition to the above options, Xenometrix granted options to outside parties as consideration for certain services rendered. In September 1995, an option to purchase 10,000 shares of common stock at a price of $.01 per share was granted to an individual as compensation for financial consulting services rendered in connection with the formation of capital. In October 1995, in connection with the Company's IPO, options to purchase 110,000 units (consisting of one common share of stock and a warrant to purchase an additional share for $7.0875) at a price of $11.14 per unit were granted as part of the underwriter's compensation. These options expire in October 2000.

Stock Warrants

In the year ended June 1993, Xenometrix issued warrants to affiliates of a director and stockholder as a part of the consideration for the placement of the Company's Series A Preferred Stock, which, after giving effect to the Company's conversion of preferred to common stock, are exercisable for the purchase of 56,192 shares of common stock at a price of $13.20 per share until November 1997. Additional warrants to purchase up to 18,182 shares of common stock at a price of $8.40 per share were issued to the same parties in August 1995, in consideration for the cancellation of a private placement agreement. These warrants expire in August 2000.

Xenometrix issued warrants in connection with the Notes discussed in Note 5. The warrants are exercisable until October 2000 for the purchase of 200,000 shares of Xenometrix common stock at a price of $4.05 per share. Holders of these warrants are entitled to "demand" and "piggyback" registration rights with respect to the common stock issuable upon the exercise of these warrants.

In connection with its IPO, Xenometrix issued 1,235,900 warrants to purchase newly issued common stock at a price of $7.0875 per share, until October 17, 2000. For these warrants to be exercisable, Xenometrix must maintain a current registration statement with the Securities and Exchange Commission and qualification with or approval from various state securities agencies. The warrants are callable by Xenometrix after the public price of a share of Xenometrix common stock is $13.50 or higher for 20 consecutive business days.


6.  Income Taxes

At June 30, 1996, Xenometrix had net operating loss carryforwards for federal income tax purposes of approximately $10,730,000. Annual utilization of the loss carryforwards is subject to significant limitations due to historical changes in Xenometrix' ownership. Future changes in ownership could further reduce the annual availability of these benefits. If unused, the carryforwards will expire beginning in 2007.

The tax effects of significant items comprising the Company's deferred taxes are as follows:


                                                      June 30,
                                             -------------------------
                                                1996           1995
                                             -----------     ---------
Deferred tax assets
  Net operating loss carry-forwards ......   $ 4,200,000    $ 2,890,000
  Patent, start-up and organizational cost       110,000        190,000
  Other temporary differences, net .......       150,000         40,000
                                             -----------    -----------
                                               4,460,000      3,120,000
  Valuation allowance ....................    (4,460,000)    (3,120,000)
                                             -----------    -----------
Net deferred tax assets ..................   $         0    $         0
                                             ===========    ===========

Deferred tax assets have been reduced to zero by a valuation allowance based on current evidence which indicates that it is currently not considered likely that these benefits will be realized. The valuation allowance increased by $1,340,000 during the year ended June 30, 1996, primarily due to additional losses for which no tax benefit was recorded.

7.  Other Related Party Transactions

Xenometrix has entered into a registration rights agreement (the "Registration Rights Agreement") with a director of Xenometrix and certain associates of the director, each of whom own Common Stock (collectively, the "Rights Holders"). The Rights Holders will have the right, on one occasion, for a period of five years from December 31, 1991, to cause Xenometrix to use its best efforts to register the Rights Holders' shares of Common Stock under the Securities Act at the expense of Xenometrix, subject to certain restrictions (a "Demand Registration"). In order for the Rights Holders to effect a Demand Registration, the Registration Rights Agreement requires that the holders of more than 50% of the total shares of Common Stock held by the Rights Holders request such Demand Registration. Under the Registration Rights Agreement, the Rights Holders shall also have the right, on two occasions, but not more than five years from December 31, 1991, to include their shares of Common Stock in registration statements filed by Xenometrix under the Securities Act at the expense of Xenometrix, subject to certain restrictions, including underwriter cut-backs.

Xenometrix has had agreements with three members of its Board of Directors, under which they provide certain scientific, managerial and marketing consulting services to Xenometrix. During the years ended June 1996 and 1995, Xenometrix paid $102,000 and $11,100 for those services, respectively.


8.  Subsequent Events

In July 1996, Xenometrix entered into an agreement to lease approximately 22,700 square feet in an existing building in Boulder, Colorado. Xenometrix plans to move its entire operations to this new facility as soon as the necessary tenant finish work can be completed. The lease is for a six-year period, with two optional renewal periods of three years each. The new landlord has agreed to pay up to $204,000 of tenant finish cost incurred by Xenometrix in outfitting the facility to meet its needs.

In conjunction with the foregoing transaction, Xenometrix entered into a lease termination agreement with its current landlord enabling Xenometrix to terminate its existing lease when the new facility is ready for occupancy.

In addition, Xenometrix entered into an agreement with another company whereby such company will pay Xenometrix certain consideration for relinquishing its current lease enabling such company to enter into a new lease on this space. The agreement calls for such company to pay Xenometrix $700,000 upon Xenometrix termination of its existing lease, $360,000 payable in six quarterly installments beginning approximately September 30, 1996 and continuing through December 1997, and reimbursement of actual moving expenses incurred, up to $18,000.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

     3.1+               Certificate of Incorporation of the Registrant, filed
                         with the Secretary of State of Delaware on June 15,
                         1992.
     3.2+               Certificate of Merger of the Registrant filed with
                         the Secretary of State of Delaware on July 29, 1992.
     3.3+               Certificate of Amendment of Certificate of
                         Incorporation of the Registrant with regard to the
                         reverse stock split.
     3.4+               Amended and Restated By-Laws of the Registrant.
     3.5+               Certificate of Amendment of Certificate of
                         Incorporation of the with regard to the addition of
                         Article XII.
     3.6+               Certificate of Elimination of the 5% Cumulative
                         Convertible Series A Preferred Stock of the Registrant.
     3.7+               Certificate of Elimination of the 5% Cumulative
                         Convertible Series B Preferred Stock of the Registrant.
     3.8+               Certificate of Amendment of Certificate of
                         Incorporation of the Registrant with regard to the
                         reduction of the number of the Registrant's authorized
                         shares.
     3.9+               Amendment to the Amended and Restated By-laws of the
                         Registrant as approved by the Registrant's Board of
                         Directors on September 12th, 1995 and September 27th,
                         1995.
     4.1+               Certificate representing shares of Common Stock.
     4.2+               Warrant.
     4.3+               Warrant Agreement.
     10.1+              Form of Indemnity Agreement between the Registrant and
                         its directors and executive officers.
     10.2+              Employment Agreement, dated as of October 5, 1995,
                         between the Registrant and Edson D. de Castro.
     10.3+              Employment Agreement, dated as of October 5, 1995,
                         between the Registrant and John H. Wheeler.
     10.4+              Employment Agreement, dated as of October 5, 1995,
                         between the Registrant and Ronald L. Hendrick.
     10.5+              Employment Agreement, dated as of October 5, 1995,
                         between the Registrant and Pauline Gee.
     10.6+              Consulting Agreement, dated as of May 25, 1995, between
                         the Registrant and Spencer B. Farr.
     10.7+              Amended and Restated Option Plan.
     10.8+              1993 Non-Employee Directors Stock Option Plan of the
                         Registrant.
     10.9+              Form of Proprietary Information and Inventions Agreement
                         between the Registrant and each of its employees.



     10.10+               Voting Agreement, dated as of December 2, 1994, among
                           the Registrant and certain of its stockholders.
     10.11+               Registration Rights Agreement, dated as of December
                           31, 1991, between the Registrant and certain of its
                           stockholders.
     10.12+               Form of Subscription and Preferred Stock Purchase
                           Agreement between the Registrant and each purchaser
                           of shares of its 5% Cumulative Convertible Series A
                           Preferred Stock.
     10.13+               Form of Warrant for the Purchase of shares of 5%
                           Cumulative Convertible Series A Preferred Stock of
                           the Registrant.
     10.14+               Form of Preferred Stock Purchase Agreement among the
                           Registrant and the purchasers of shares of its 5%
                          Cumulative Convertible Series B Preferred Stock.
     10.15+                Form of Amendment No. 2 to Subscription and Preferred
                           Stock Purchase Agreement among the Registrant and the
                           purchasers of shares of its 5% Cumulative Convertible
                           Series A Preferred Stock.
     10.16+**             Exclusive License Agreement, effective October 1,
                           1994, between the Regents of the University of
                          California and the Registrant.
     10.17+**              License Agreement, effective January 18, 1992,
                           between the President and Fellows of Harvard College
                           and the Registrant.
     10.18+**             License Agreement, dated May 27, 1992, among
                           GeneBioMed, Inc., Robert Schiestl and Venmark Ltd.
     10.19+               Lease Agreement, dated January 8, 1993, between
                           Wilderness Place, Ltd.  and the Registrant.
     10.20+               Exchange Agreement, dated as of January 31, 1993,
                           between D.H. Blair Holdings, Inc. and the Registrant.
     10.21+               Amendment to Preferred Stock Purchase Agreement,
                           dated as of May 6, 1994, among the Registrant and the
                           purchasers of Shares of its 5% Cumulative Convertible
                           Series B Preferred Stock.
     10.22*               License Agreement dated January 1, 1996 between
                           Stanford University and the Registrant.
     10.23***             License Agreement datedJune 4, 1996 between The
                           Wistar Institute and the Registrant.
     10.24                Lease dated July 1, 1996 between Flatirons
                           Cottonwood, Inc. and the Registrant.
     10.25                Lease Termination Agreement effective July 1996
                           between Wilderness Place, Ltd.  and the Registrant.
     10.26                Lease Takeover Agreement effective July 1996 between
                           Nexstar Pharmaceuticals, Inc.  and the Registrant.
     23.1                 Consent of Price Waterhouse LLP.
     27.1                 Summary Financial Information Schedule.


- ----------------------

+ Incorporated herein by reference from Xenometrix' Form SB-2 Registration Statement, Registration No. 33-96636-D, dated October 17, 1995.

*Incorporated herein by reference from Xenometrix' Form 10-QSB for the quarter ended December 31, 1995.

** Portions of these exhibits have been granted confidentiality by the Securities and Exchange Commission.

*** Xenometrix is applying for confidential treatment with respect to portions of this exhibit.