Form 10QSB
period 1996-09-30
XENOMETRIX INC \DE\
filed 1996-11-12
CIK 1000370

                       Securities and Exchange Commission

                              Washington DC  20549

                                  Form 10-QSB

                    Quarterly Report under Section 13 of the
                        Securities Exchange Act of 1934



For the Quarter Ended
September 30, 1996                                   Commission File No. 1-14004





                                Xenometrix, Inc.

                                2425 55th Street
                            Boulder, Colorado  80301





Incorporated in Delaware                                     IRS ID # 04-3166089

                           Telephone:  (303) 447-1773




Xenometrix, Inc. (Xenometrix or the Company) (1) filed all reports required to be filed by Section 13 of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

               2,921,732 shares of common stock, $.001 par value,
                     were outstanding on October 29, 1996.

                                     Index

                                                                                 Page
                                                                                 ----
Part One--Financial Information (unaudited)


      Balance Sheet--September 30, 1996                                           1

      Statement of Operations--Quarters ended September 30,
      1996 and 1995                                                               2

      Statement of Cash Flows--Quarters ended September 30,
      1996 and 1995                                                               3

      Notes to Financial Statements                                               4

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                         6

Part Two--Other Information                                                       8

Part One--Financial Information



                               XENOMETRIX, INC.
                                Balance Sheet
                              September 30, 1996
                                 (Unaudited)




                                    Assets
Cash and cash equivalents                                                           $  2,550,000
Accounts receivable, net                                                                 165,000
Receivable from termination of operating lease                                           983,000
Inventory                                                                                143,000
Deposits and prepaid expense                                                             191,000
                                                                                    ------------
            Total current assets                                                       4,032,000

Property and equipment, net                                                              334,000
Patents, net                                                                             375,000
Other assets                                                                              52,000
                                                                                    ------------
                                                                                    $  4,793,000
                                                                                    ============

                     Liabilities and Stockholders' Equity

Accounts payable                                                                    $    241,000
Accrued liabilities                                                                      241,000
                                                                                    ------------
            Total current liabilities                                                    482,000
                                                                                    ------------

Stockholders' equity:
Preferred stock--$.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding
Common stock--$.001 par value; 20,000,000 shares authorized;
     2,920,947 shares issued and outstanding                                               3,000
Additional paid-in capital                                                            15,503,000
Accumulated deficit                                                                  (11,195,000)
                                                                                    ------------
            Total stockholders' equity                                                 4,311,000
                                                                                    ------------
                                                                                    $  4,793,000
                                                                                    ============




The accompanying notes are an integral part of these financial statements.

                               XENOMETRIX, INC.
                           Statement of Operations
                                 (Unaudited)



                                                     Quarter Ended
                                                     September 30,
                                               --------------------------
                                                   1996          1995
                                               -----------    -----------
Sales and services                             $   166,000    $   165,000
Cost of sales and services                         164,000        125,000
                                               -----------    -----------
      Gross profit                                   2,000         40,000
                                               -----------    -----------
Research and development                           250,000        247,000
Selling, general and administrative                557,000        443,000
                                               -----------    -----------
      Total operating expense                      807,000        690,000
                                               -----------    -----------

Operating loss                                    (805,000)      (650,000)
Other income (expense):
      Grant income                                  32,000           --
      Interest income (expense), net                40,000        (15,000)
      Gain on termination of operating lease     1,028,000           --
                                               -----------    -----------
Net income (loss)                              $   295,000    $  (665,000)
                                               ===========    ===========

Net income (loss) per share                    $      0.08    $     (1.21)
                                               ===========    ===========

Pro forma net loss per share (Note 2)                         $     (0.40)
                                                              ===========

Weighted average common shares outstanding       3,548,000        551,000
                                               ===========    ===========

Pro forma weighted average common shares
      outstanding (Note 2)                                      1,667,000
                                                              ===========




The accompanying notes are an integral part of these financial statements.

                               XENOMETRIX, INC.
                           Statement of Cash Flows
                                 (Unaudited)



                                                                          Quarter Ended
                                                                          September 30,
                                                                    --------------------------
                                                                       1996           1995
                                                                    -----------    -----------
Cash Flows from Operating Activities:
       Net income (loss)                                            $   295,000    $  (665,000)
       Adjustments to reconcile net income (loss) to net cash
             used in operating activities:
             Depreciation and amortization                               57,000         59,000
             Changes in assets and liabilities:
                   Accounts receivable                                  (28,000)       (31,000)
                   Receivable from termination of operating lease      (983,000)
                   Inventory                                              3,000          8,000
                   Deposits and prepaid expense                         (19,000)        17,000
                   Accounts payable and accrued liabilities              (7,000)       (46,000)
                                                                    -----------    -----------
             Net cash used in operating activities                     (682,000)      (658,000)
                                                                    -----------    -----------

Cash Flows from Investing Activities:
       Capital expenditures                                             (26,000)        (4,000)
       Patent acquisition cost                                          (27,000)       (29,000)
       Long-term receivable from termination of operating lease         (52,000)          --
                                                                    -----------    -----------
             Net cash used in investing activities                     (105,000)       (33,000)
                                                                    -----------    -----------

Cash Flows from Financing Activities:
       Net proceeds from issuance of senior subordinated note                          875,000
       Proceeds from issuance of common stock                            47,000         10,000
       Deferred public offering cost                                       --         (242,000)
                                                                    -----------    -----------
             Net cash provided by financing activities                   47,000        643,000
                                                                    -----------    -----------

Net decrease in cash                                                   (740,000)       (48,000)

Cash and cash equivalents at beginning of period                      3,290,000        489,000
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 2,550,000    $   441,000
                                                                    ===========    ===========




The accompanying notes are an integral part of these financial statements.

                                Xenometrix, Inc.

                         Notes to Financial Statements
                                  (Unaudited)


1.  Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the Xenometrix Annual Report on Form 10-KSB for the year ended June 30, 1996.

Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Xenometrix' actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10- KSB for the year ended June 30, 1996.

2. Pro Forma Financial Information

In connection with the closing of the Company's initial public offering on October 23, 1995, (the IPO) all outstanding shares of preferred stock were converted into shares of common stock on October 23, 1995. After giving effect to certain antidilution adjustments, the outstanding preferred stock converted into approximately 1,116,000 shares of common stock. The pro forma information, as presented on the accompanying statement of operations, reflects the conversion of all preferred stock as if such conversion had occurred on the first day of the quarter presented.

3.  Termination of Operating Lease

In July 1996, Xenometrix entered into an agreement to lease approximately 22,700 square feet in an existing building in Boulder, Colorado. Xenometrix has moved its entire operations to this new facility. The lease is for a six-year period, with two optional renewal periods of three years each. The new landlord has agreed to pay up to $204,000 of tenant finish cost incurred by Xenometrix in outfitting the facility to meet its needs.

In addition, Xenometrix entered into an agreement with another company whereby such company is paying Xenometrix certain consideration for relinquishing its former operating lease enabling such company to enter into a new lease on this space. By the terms of the agreement such company paid Xenometrix $700,000 in October 1996, upon Xenometrix' termination of its existing lease, and is paying $360,000 payable in six quarterly installments beginning October 1996 and continuing through December 1997, and reimbursement of actual moving expenses incurred, up to $18,000. This agreement resulted in a gain on lease termination of $1,028,000.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto.


Results of Operations

Comparison of quarters ended September 30, 1996 and 1995

Revenue. Revenue for the 1996 quarter was relatively consistent with that of the 1995 quarter.

Gross Profit. Gross profit decreased to 1% of revenue for the 1996 quarter, from 24% of revenue for the 1995 quarter, primarily due to higher manufacturing cost and cost associated with a large commercial validation of the new Xenometrix AMAX(TM) assay system.

During the quarter, Xenometrix completed testing 150 compounds supplied on a blinded basis by a European multi-national chemical manufacturer. The compounds were evaluated for potential mutagenicity and/or carcinogenicity using the AMAX(TM) assay system together with a second assay being commercialized by Xenometrix . The results are currently being compared to the testing methods traditionally used by the chemical manufacturer for evaluation of product safety. This work was completed by Xenometrix at a significant discount to its normal pricing levels, contributing to the lower gross profit in the quarter.

Research and Development Expense. Research and development expense for the 1996 quarter was substantially the same as that of the 1995 quarter.

Selling, General and Administrative Expense. Selling, general and administrative expense for the 1996 quarter increased by $114,000, or 26%, from the 1995 quarter primarily as a result of increased directors' and officers' insurance premiums resulting from the Company being publicly held, increased sales and marketing expense and higher legal cost.

Other Income and Expense. Xenometrix earned $32,000 of grant income in the 1996 quarter from a National Institutes of Health grant. There were no such grants in the 1995 quarter. In the 1996 quarter, Xenometrix earned $40,000 interest income on the investment of the remaining proceeds from the October 1995 IPO. Interest expense in the 1995 quarter was incurred on notes payable issued August 31, 1995 which were retired with the proceeds of the IPO.

Liquidity and Capital Resources

At September 30, 1996, the Company's cash and cash equivalents were $2,550,000, compared to $3,290,000 at June 30, 1996. During the quarter, $682,000 was used to fund Xenometrix' operations, $52,000 was used in the formation of a long-term account receivable as part of the Company's operating lease termination and subsequent relocation, $27,000 was invested in patents, and $26,000 was invested in equipment. Proceeds of $47,000 were received from issuance of common stock on the exercise of options and warrants. See Statement of Cash Flows included in the Financial Statements included herein.

In July 1996 Xenometrix entered into an agreement to lease approximately 22,700 square feet in an existing building in Boulder, Colorado. The new landlord has agreed to pay up to $204,000 of tenant finish cost incurred by Xenometrix in outfitting the new facility to meet its needs.

In July 1996 Xenometrix also entered into an agreement with another company by which that company paid Xenometrix $700,000 in October 1996, upon the termination of the Xenometrix lease with its former landlord, and is paying $360,000 payable in six quarterly installments beginning October, 1996. Xenometrix will use substantially all of the $700,000 plus the $204,000 tenant finish allowance for leasehold improvements and equipment for its new facility. Beginning in September 1996 Xenometrix' rent expense increased by approximately $16,000 per month.

Xenometrix has incurred an accumulated deficit of $11,195,000 since inception and expects to continue to incur losses through at least the year ending June 1997. Xenometrix estimates that its existing capital resources will be adequate to maintain its current and planned operations through June 1997. However, no assurance can be given that changes will not occur that would consume available capital resources before such time. Xenometrix' future capital requirements may be substantial and will depend on, and could increase as a result of, many factors, including the pace of growth, if any, in sales and services, progress of Xenometrix' research and development programs, the cost of continuing validation of Xenometrix' molecular information assays and other prospective technology, the cost involved in filing, prosecuting and enforcing patent claims, payments received under prospective collaborative agreements, agreements for and changes in collaborative research relationships, the cost associated with commercialization of its products, the cost and availability of third party financing for capital expenditures, and legal and administrative expense.

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

Part Two--Other Information


Item 6.  Exhibits and reports on Form 8-K.

Form 8-K Reports

No Form 8-K reports were filed during the period covered by this report.

Exhibits

      Exhibit
      Number           Description of Document
      ------           -----------------------
      27               Summary Financial Information Schedule





                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf.



                                      XENOMETRIX, INC.



                                      /s/ Ronald L. Hendrick
                                      --------------------------------

November 11, 1996                     Ronald L. Hendrick
                                      Vice President and Chief Financial Officer
                                      Principal Financial Officer



                                      /s/ Robert L. Poley
                                      --------------------------------
                                      Robert L. Poley
                                      Controller
                                      Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
