Form 10QSB
period 1996-12-31
XENOMETRIX INC \DE\
filed 1997-02-14
CIK 1000370

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1996


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT

            For the transition period from ________ to _________

                       COMMISSION FILE NUMBER 1-14004

                              XENOMETRIX, INC.
          ----------------------------------------------------------
         (Name of small business issuer as specified in its charter)


                                  DELAWARE
       --------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)


                                # 04-3166089
                    ------------------------------------
                    (IRS Employer Identification Number)


                  2425 NORTH 55TH STREET, BOULDER, CO 80301
             --------------------------------------------------
             (Address of principal executive offices)(zip code)


                  ISSUER'S TELEPHONE NUMBER (303) 447-1773


   Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X     No
                                            -----      -----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                Outstanding at
                    Class                       February 3, 1997
        ------------------------------          ----------------
        Common Stock, $0.001 par value          2,934,267 shares


        Transitional Small Business Disclosure Format       Yes       No   X
                                                                -----    -----

                               XENOMETRIX, INC
                                 FORM 10-QSB
                   FOR THE PERIOD ENDED DECEMBER 31, 1996

                                    INDEX


PART I - FINANCIAL INFORMATION
------------------------------
Balance Sheet - December 31, 1996 . . . . . . . . . . . . . . . . . . .  Page  1

Statement of Operations - Periods ended December 31, 1996 and 1995  . . . Page 2

Statement of Cash Flows - Periods ended December 31, 1996 and 1995  . . . Page 3

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . Page 4

Management's Discussion and Analysis of Financial Condition
and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . Page 5



PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . Page 8

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . Page 8


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Page 9
----------

PART 1.-FINANCIAL INFORMATION

                                XENOMETRIX, INC.
                                 Balance Sheet
                               December 31, 1996
                                  (Unaudited)

                                     ASSETS
Current Assets:
  Cash and cash equivalents                             $  2,102,000
  Accounts receivable, net                                   275,000
  Receivable from termination of operating lease             223,000
  Inventory                                                  157,000
  Deposits and prepaid expenses                              113,000
                                                        ------------
           Total current assets                            2,870,000

Property and equipment, net                                  978,000
Patents, net                                                 364,000
                                                        ------------
           Total assets                                 $  4,212,000
                                                        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                      $    501,000
  Accrued liabilities                                        256,000
                                                        ------------
           Total current liabilities                         757,000

Stockholders' Equity:
  Preferred stock--$0.001 par value; 5,000,000
    shares authorized; no shares issued and
    outstanding                                                   --
  Common stock--$0.001 par value; 20,000,000
    shares authorized; 2,931,267 shares issued
    and outstanding                                            3,000
  Additional paid-in capital                              15,553,000
  Accumulated deficit                                    (12,101,000)
                                                        ------------
           Total stockholders' equity                      3,455,000
                                                        ------------
           Total liabilities and stockholders'
             equity                                     $  4,212,000
                                                        ============

The accompanying notes are an integral part of these financial statements.

                               XENOMETRIX, INC.
                            Statement of Operations
                                  (Unaudited)


                                              Quarter Ended                Six Months Ended
                                               December 31,                   December 31,
                                        --------------------------     ----------------------------
                                           1996            1995           1996              1995
                                        ----------      ----------     -----------       ----------
Net sales and services                  $  214,000      $  173,000     $   380,000      $   338,000
Cost of sales and services                 184,000         125,000         348,000          250,000
                                        ----------      ----------     -----------       ----------
   Gross profit                             30,000          48,000          32,000           88,000
                                        ----------      ----------     -----------       ----------

Research and development                   339,000         210,000         589,000          457,000
Selling, general and administrative        654,000         696,000       1,211,000        1,139,000
                                        ----------      ----------     -----------       ----------
   Total operating expenses                993,000         906,000       1,800,000        1,596,000
                                        ----------      ----------     -----------       ----------
Operating loss                            (963,000)       (858,000)     (1,768,000)      (1,508,000)

Other income:
   Grant income                             27,000            --            59,000            --
   Interest income, net                     31,000          45,000          71,000           30,000
   Gain on termination of
     operating lease                          --              --         1,028,000            --
                                        ----------      ----------     -----------       ----------
Loss before extraordinary item            (905,000)       (813,000)       (610,000)      (1,478,000)

Extraordinary item: Early
   extinguishment of debt
   issuance costs                             --          (115,000)          --            (115,000)
                                        ----------      ----------     -----------       ----------
Net loss                                $ (905,000)     $ (928,000)    $  (610,000)     $(1,593,000)
                                        ==========      ==========     ===========      ===========

Loss per common share:
     Loss before extraordinary item     $    (0.31)     $    (0.33)    $     (0.21)     $     (0.99)
     Extraordinary item                        --            (0.05)          --               (0.08)
                                        ----------      ----------     -----------       ----------
     Net loss                           $    (0.31)     $    (0.38)    $     (0.21)     $     (1.07)
                                        ==========      ==========     ===========      ===========

Weighted avg. common shares
   outstanding                           2,930,000       2,430,000       2,923,000        1,491,000
                                        ==========      ==========     ===========      ===========


The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                            Statement of Cash Flows
                                  (Unaudited)

                                                      Six Months Ended
                                                        December 31,
                                                  --------------------------
                                                       1996          1995
                                                  ------------   -----------
Cash Flows from Operating Activities:
  Net loss                                         $  (610,000)  $(1,593,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                    148,000        98,000
      Early extinguishment of debt issuance
        cost                                                --       115,000
      Changes in assets and liabilities:
         Accounts receivable                          (138,000)      (27,000)
         Receivable from termination of operating
           lease                                      (223,000)           --
         Inventory                                     (11,000)        7,000
         Deposits and prepaid expenses                  59,000       (79,000)
         Accounts payable and accrued liabilities      268,000      (274,000)
                                                   -----------   -----------
      Net cash used in operating activities           (507,000)   (1,753,000)
                                                   -----------   -----------

Cash Flows from Investing Activities:
  Capital expenditures and leasehold improvements     (732,000)      (28,000)
  Patent acquisition cost                              (46,000)      (46,000)
                                                   -----------   -----------
      Net cash used in investing activities           (778,000)      (74,000)
                                                   -----------   -----------

Cash Flows from Financing Activities:
  Net proceeds from issuance of senior
    subordinated note                                       --       875,000
  Repayment of senior subordinated note                     --    (1,000,000)
  Proceeds from issuance of common stock                97,000     6,778,000
                                                   -----------   -----------
      Net cash provided by financing activities         97,000     6,653,000
                                                   -----------   -----------

Net change in cash                                  (1,188,000)    4,826,000

Cash and cash equivalents at beginning of period     3,290,000       489,000
                                                   -----------   -----------

Cash and cash equivalents at end of period         $ 2,102,000   $ 5,315,000
                                                   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDING DECEMBER 31, 1996
                                  (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the Xenometrix Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

Except for the historical information contained in this Form 10-QSB, this report contains forward looking statements that involve risks and uncertainties. Xenometrix' actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10- KSB for the fiscal year ended June 30, 1996 and the Company's Prospectus dated October 17, 1995.


NOTE 2.  TERMINATION OF OPERATING LEASE

In July 1996, Xenometrix entered into an agreement to lease approximately 22,700 square feet in an existing building located at 2425 North 55th Street in Boulder, Colorado. The lease is for a six-year period, with two optional
renewal periods of three years each.   Xenometrix has moved its entire
operations to this new facility. On December 31, 1996, the new landlord paid $204,000 of tenant finish costs incurred by Xenometrix in outfitting the facility to meet its needs.

Also, in July 1996, Xenometrix entered into an agreement with another company whereby such company is paying Xenometrix certain consideration for relinquishing its former operating lease enabling such company to enter into a new lease on this space. By the terms of the agreement such company paid Xenometrix $700,000 upon Xenometrix' termination of its former lease, paid $18,000 of Xenometrix' actual moving expenses and began paying $360,000 in six quarterly installments beginning in October 1996 and continuing through December 1997. This agreement resulted in a gain on lease termination of $1,028,000.

ITEM 2.                         XENOMETRIX, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto. See Item 1.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED DECEMBER 31, 1996 AND 1995

NET SALES AND SERVICES. Net sales and services include revenues recognized from the sale of the Company's commercial products and contract laboratory services. For the quarter ended December 31, 1996, net sales and services increased 24% to $214,000 from $173,000 reported in the comparable quarter of 1995. The increase was primarily attributable to higher sales of assay kits and contract laboratory services which utilize the Company's recently introduced Ames II product line.

GROSS PROFIT. For the quarter ended December 31, 1996, gross profit decreased to $30,000 (14% of sales) from $48,000 (28% of sales) reported in the comparable quarter in 1995. The decrease in gross profit was primarily attributable to higher manufacturing costs, including higher costs associated with the Company's new facility.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the 1996 quarter increased 61% to $339,000 from $210,000 reported in the comparable 1995 quarter. In the 1995 quarter, research and development resources were utilized to perform contract laboratory services for customers, and thus were charged to cost of sales and services. In 1996, such services were performed by a newly formed department. The 1995 quarter also reflected spending reductions which were effected to conserve resources pending completion of financing. In the 1996 quarter, higher expense levels also reflected increases in spending to validate the Ames II products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). For the quarter ended December 31, 1996, SG&A expenses decreased 6% to $654,000 from $696,000 reported for the comparable 1995 quarter. The decrease was primarily attributable to lower sales, marketing and business development expenditures, partially offset by higher legal and administrative costs.

OTHER INCOME AND EXPENSES. Xenometrix earned $27,000 of grant income in the 1996 quarter from a National Institutes of Health grant. There were no such grants in the 1995 quarter. In the 1996 quarter, interest income decreased 31% to $31,000 from $45,000 reported for the comparable quarter in 1995, primarily due to lower cash balances.

NET LOSS. For the quarter ended December 31, 1996, the Company's net loss decreased to $905,000 or $0.31 per share from $928,000 or $0.38 per share in the prior year. Results in the prior year included a one-time, non-cash charge of $115,000 or $0.05 per share relating to the early extinguishment of debt.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

NET SALES AND SERVICES. For the six months ended December 31, 1996, net sales and services increased 12% to $380,000 from $338,000 reported in the comparable period in 1995. The increase was attributable to increased sales of assay kits and contract laboratory services utilizing the Ames II product line recently introduced by the Company.

GROSS PROFIT. For the six months ended December 31, 1996, gross profit declined to $32,000 from $88,000 reported in the comparable period in 1995.
The decrease in gross profit was primarily attributable to higher manufacturing costs, including higher costs associated with the Company's new facility.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended December 31, 1996 increased 29% to $589,000 from $457,000 reported in the 1995 period. This increase was attributable to expenses associated with accelerated efforts to validate the Ames II product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). For the six month period ended December 31, 1996, SG&A expenses were $1,211,000 up 6% from the $1,139,000 in the comparable 1995 period. This increase was primarily attributable to higher legal, accounting, executive and administrative costs associated with being a public company and the Company's relocation to its new facility.

NET LOSS. For the six months ended December 31, 1996, the net loss decreased to $610,000 or $0.21 per share from the net loss of $1,593,000 or $1.07 per share, reported for the same period in 1995. During the current period, the Company recognized a one-time gain of $1,028,000 from the early termination of an operating lease.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996 the Company's cash and cash equivalents were $2,102,000 compared to $3,290,000 at June 30, 1996. During the current six month period $507,000 was used to fund the Company's operations, $732,000 was invested in capital expenditures and leasehold improvements, $46,000 was invested in patents, and $97,000 was provided from the issuance of the Company's common stock upon the exercise of stock options and the conversion of warrants.

In July 1996 Xenometrix entered into an agreement to lease approximately 22,700 square feet in an existing building located at 2425 No. 55th Street in Boulder, Colorado. The lease is for a six-year period, with two optional renewal periods
of three years each.   Xenometrix has moved its entire operations to this new
facility. On December 31, 1996, the new landlord paid $204,000 of tenant finish costs incurred by Xenometrix in outfitting the facility to meet its needs.

Also in July 1996, Xenometrix entered into an agreement with another company whereby such company is paying Xenometrix certain consideration for relinquishing its former operating lease enabling such company to enter into a new lease on this space. By the terms of the agreement such company paid Xenometrix $700,000 upon Xenometrix' termination of its former lease, paid $18,000 of Xenometrix' actual moving expenses and is paying $360,000 payable in six quarterly installments beginning October 1996 and continuing through December 1997. This agreement resulted in a gain on lease termination of $1,028,000.

Xenometrix has used substantially all of the $700,000 lease termination incentive and the $204,000 tenant finish allowance for leasehold improvements and equipment purchases for its new facility. Beginning in September 1996, Xenometrix' rent expense increased by approximately $16,000 per month.

Xenometrix has incurred an accumulated deficit of $12,101,000 since inception and expects to continue to incur losses through at least the fiscal year ending June 1997. Xenometrix estimates that its existing capital resources will be adequate to maintain its current and planned operations through June 1997. However, no assurance can be given that changes will not occur that would consume available capital resources before such time. Xenometrix' future capital requirements may be substantial and will depend on, and could increase as a result of, many factors, including the pace of growth, if any, in sales and services, progress of Xenometrix' research and development programs, the cost of continuing validation of Xenometrix' molecular information assays and other prospective technology, the cost involved in filing, prosecuting and enforcing patent claims, payments received under prospective collaborative agreements, agreements for and changes in collaborative research relationships, the cost associated with commercialization of its products, the cost and availability of third party financing for capital expenditures, and legal and administrative expense.

Based on current plans, Xenometrix will need to raise additional capital in order to continue its operations following the current fiscal year. Xenometrix is currently exploring options for raising additional capital. There can be no assurance that additional financing will be available on satisfactory terms or at all. If Xenometrix is unable to obtain additional financing, it may be required to curtail or discontinue operations.


                           PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Shareholders Meeting was held on November 20, 1996 in Westminster, Colorado, for the purpose of re- electing Edson D. de Castro, Bruce N. Ames, Walter M. Lovenberg, James A. Mitarotonda, John K.A. Prendergast, Lindsay A. Rosenwald, Randal P. Schumacher, and Ralph Z. Sorenson to the Board of Directors.

         The following votes were cast by the Shareholders with respect to the election of directors named in the Proxy Statement:

                           Shares      Shares      Shares      Shares    Broker
                           Voted       Voted       Voted        Voted     Non-
Director                     For       Against    Withheld    Withheld    Votes
Edson D. de Castro        1,930,615       -       114,584         -         -
Bruce N. Ames             1,930,615       -       114,584         -         -
Walter M. Lovenberg       1,930,315       -       114,884         -         -
James A. Mitarotonda      1,927,615       -       117,584         -         -
John K.A. Prendergast     1,930,615       -       114,584         -         -
Lindsay A. Rosenwald      1,930,315       -       114,884         -         -
Randal P. Schumacher      1,930,615       -       114,584         -         -
Ralph Z. Sorenson         1,930,315       -       114,884         -         -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a) Exhibits
                 10.27 Employment Agreement, dated December 31, 1996, between the Company and Stephen J. Sullivan.

                 27.1   Summary Financial Information Schedule

         (b) Reports on Form 8-K
                 No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf.


                                XENOMETRIX, INC.



                                /s/ Ronald L. Hendrick

February 14, 1997               Ronald L. Hendrick
                                Vice President and Chief Financial Officer
                                Principal Financial Officer



                                /s/ Kimberly A. Marks

February 14,  1997              Kimberly A. Marks
                                Controller
                                Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------
  10.27                 Employment Agreement, dated December 31, 1996,
                        between the Company and Stephen J. Sullivan.

  27.1                  Summary Financial Data Schedule