Form 10QSB
period 1997-03-31
XENOMETRIX INC \DE\
filed 1997-05-15
CIK 1000370

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997


                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT

              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 1-14004


                               XENOMETRIX, INC.
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)


                                   DELAWARE
          -----------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                 # 04-3166089
          -----------------------------------------------------------
                      (IRS Employer Identification Number)


                   2425 NORTH 55TH STREET, BOULDER, CO 80301
          -----------------------------------------------------------
               (Address of principal executive offices)(zip code)

                    ISSUER'S TELEPHONE NUMBER (303) 447-1773


     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X          No
                               ---            ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                                        Outstanding at
            Class                                         May 8, 1997
------------------------------                         ----------------
Common Stock, $0.001 par value                         2,944,953 shares



        Transitional Small Business Disclosure Format Yes     No  X
                                                          ---    ---

                                XENOMETRIX, INC
                                  FORM 10-QSB
                      FOR THE PERIOD ENDED MARCH 31, 1997

                                     INDEX


PART I - FINANCIAL INFORMATION

Balance Sheet - March 31, 1997 .........................................................  Page 3

Statement of Operations - Periods ended March 31, 1997 and 1996 ........................  Page 4

Statement of Cash Flows - Periods ended March 31, 1997 and 1996 ........................  Page 5

Notes to Financial Statements ..........................................................  Page 6

Management's Discussion and Analysis of Financial Condition and Results of Operations ..  Page 7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..............................................  Page 12

Signatures .............................................................................  Page 13

PART ONE--FINANCIAL INFORMATION

                                XENOMETRIX, INC.
                                 Balance Sheet
                                March 31, 1997
                                  (Unaudited)

                                     Assets

Current Assets:
   Cash and cash equivalents                                       $  1,021,000
   Accounts receivable, net                                             197,000
   Receivable from termination of operating lease                       170,000
   Inventory                                                            152,000
   Deposits and prepaid expense                                         244,000
                                                                   ------------
         Total current assets                                         1,784,000

Property and equipment, net                                             909,000
Patents, net                                                            353,000
                                                                   ------------
         Total assets                                              $  3,046,000
                                                                   ============

                      Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                                $    458,000
   Accrued liabilities                                                  199,000
                                                                   ------------
         Total current liabilities                                      657,000
                                                                   ------------

Stockholders' Equity:
Preferred stock--$.001 par value; 5,000,000 shares authorized;
   no shares issued and outstanding                                          --
Common stock--$.001 par value; 20,000,000 shares authorized;
   2,944,267 shares issued and outstanding                                3,000
Additional paid-in capital                                           15,567,000
Accumulated deficit                                                 (13,181,000)
                                                                   ------------
         Total stockholders' equity                                   2,389,000
                                                                   ------------
         Total liabilities and stockholders' equity                $  3,046,000
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                  Quarter Ended                 Nine Months Ended
                                                     March 31,                       March 31,
                                           ----------------------------    ----------------------------
                                               1997            1996            1997            1996
                                           ------------    ------------    ------------    ------------
Sales and services                         $    152,000    $    146,000    $    532,000    $    484,000
Cost of sales and services                      157,000         123,000         505,000         373,000
                                           ------------    ------------    ------------    ------------
   Gross profit                                  (5,000)         23,000          27,000         111,000
                                           ------------    ------------    ------------    ------------
Research and development                        282,000         325,000         871,000         782,000
Selling, general and administrative             826,000         734,000       2,037,000       1,873,000
                                           ------------    ------------    ------------    ------------
   Total operating expense                    1,108,000       1,059,000       2,908,000       2,655,000
                                           ------------    ------------    ------------    ------------
Operating loss                               (1,113,000)     (1,036,000)     (2,881,000)     (2,544,000)

Other income:
   Grant income                                   5,000              --          64,000              --
   Interest income, net                          28,000          53,000          99,000          83,000
   Gain on early termination of lease                --              --       1,028,000              --
                                           ------------    ------------    ------------    ------------
Loss before extraordinary item               (1,080,000)       (983,000)     (1,690,000)     (2,461,000)

Extraordinary item: Early extinguishment
   of debt issuance cost                             --              --              --        (115,000)
                                           ------------    ------------    ------------    ------------

Net loss                                   $ (1,080,000)   $   (983,000)   $ (1,690,000)   $ (2,576,000)
                                           ============    ============    ============    ============

Loss per common share:
   Loss before extraordinary item          $      (0.37)   $      (0.34)   $      (0.58)   $      (1.28)
   Extraordinary item                                --              --              --           (0.06)
                                           ------------    ------------    ------------    ------------
   Net loss                                $      (0.37)   $      (0.34)   $      (0.58)   $      (1.34)
                                           ============    ============    ============    ============


Wgtd. avg. common shares outstanding          2,939,000       2,906,000       2,928,000       1,919,000
                                           ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                            Statement of Cash Flows
                                  (Unaudited)


                                                                  Nine Months Ended
                                                                      March 31,
                                                                1997            1996
                                                            ------------    ------------
Cash Flows from Operating Activities:
   Net  loss                                                $ (1,690,000)   $ (2,576,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                              244,000         154,000
      Net book value of retired assets                            14,000              --
      Early extinguishment of debt issuance cost                      --         115,000
      Changes in assets and liabilities:
         Accounts receivable                                     (60,000)         (8,000)
         Receivable from termination of operating lease         (170,000)             --
         Inventory                                                (6,000)        (20,000)
         Deposits and prepaid expense                            (72,000)         (6,000)
         Accounts payable and accrued liabilities                168,000        (100,000)
                                                            ------------    ------------
      Net cash used in operating activities                   (1,572,000)     (2,441,000)
                                                            ------------    ------------

Cash Flows from Investing Activities:
   Capital expenditures                                         (742,000)       (219,000)
   Patent acquisition cost                                       (66,000)       (106,000)
                                                            ------------    ------------
      Net cash used in investing activities                     (808,000)       (325,000)
                                                            ------------    ------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of senior subordinated note                        875,000
   Repayment of senior subordinated note                                      (1,000,000)
   Proceeds from issuance of common stock                        111,000       6,764,000
                                                            ------------    ------------
      Net cash provided by financing activities                  111,000       6,639,000
                                                            ------------    ------------

Net change in cash                                            (2,269,000)      3,873,000

Cash and cash equivalents at beginning of period               3,290,000         489,000
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $  1,021,000    $  4,362,000
                                                            ============    ============


The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDING MARCH 31, 1997
                                  (Unaudited)


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

Also, in July 1996, Xenometrix entered into an agreement with another company whereby such company is paying Xenometrix certain consideration for relinquishing its former operating lease enabling such company to enter into a new lease on this space. By the terms of the agreement such company paid Xenometrix $700,000 upon Xenometrix' termination of its former lease, paid $18,000 of Xenometrix' actual moving expenses and began paying $360,000 in six quarterly installments of $60,000 beginning in October 1996 and continuing through December 1997. This agreement resulted in a gain on lease termination of $1,028,000.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997 and requires changes in the computation, presentation and disclosure of earnings per share. Earnings per share for all prior periods must be restated to conform with computation provisions of SFAS No. 128. The Company will adopt SFAS No. 128 for the fiscal year ended June 30, 1998, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

ITEM 2.                         XENOMETRIX, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto. See Item 1.

Except for the historical information contained in this Form 10-QSB, this report contains forward-looking statements that involve risks and uncertainties. Xenometrix' actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and the Company's Prospectus dated October 17, 1995.

OVERVIEW

Since inception, the Company's efforts have been focused upon commercializing its technology in the field of molecular toxicology. Accordingly, the Company's resources were directed primarily at the drug safety and toxicology markets. Recently, the Company has put considerable effort into evaluating the changes that are occurring in pharmaceutical research and development. The Company has concluded that its proprietary gene activation profiles provide valuable information which may be used to help pharmaceutical researchers optimize drug leads. The Company believes its technology can help pharmaceutical companies evaluate and optimize the growing number of drug leads emerging from genetic sequencing, combinatorial chemistry and high throughput screening. While the Company will continue to serve the drug safety and toxicology market, it plans to focus a significant portion of its efforts and resources developing and marketing its products and services to pharmaceutical companies for testing, evaluation and optimization of their lead compounds.

The Company believes that its focus on this additional market will enable it to expand its business through collaborative arrangements with potential customers and business partners. In this regard, in April 1997, the Company centralized its sales and support operations in Boulder, eliminated field sales positions and created an expanded business development function. This restructuring of these functions is expected to free up resources, which will be redeployed to adapt and develop the Company's products and services to better serve the drug discovery and development market. Accordingly, such resources will primarily be used to strengthen its research and product development efforts, such as continued discovery and/or licensing of new genes and building the Company's growing bioinformatics database.

The timing and amount of revenues from sales of products and services to the drug discovery and development market (on which the Company has only recently begun to focus) as well as to the toxicology and product safety market cannot be predicted with certainty. Similarly, the Company's ability to enter into meaningful collaborative agreements with customers or other collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 1997 AND 1996

NET SALES AND SERVICES. Net sales and services include revenues recognized from the sale of the Company's commercial products and contract laboratory services. For the quarter ended March 31, 1997, net sales and services increased 4% to $152,000 from $146,000 reported in the comparable quarter of 1996. The increase was primarily attributable to higher sales of contract laboratory services and assay kits, partially offset by lower product development revenue.

GROSS PROFIT. For the quarter ended March 31, 1997, gross profit was $(5,000) compared to $27,000 reported in the comparable quarter in 1996. The decrease in gross profit was primarily attributable to higher manufacturing costs, including higher costs associated with the Company's new facility. In July 1996, Xenometrix entered into an agreement whereby it received certain consideration for relinquishing its former operating lease. (See Note 2 to Financial Statements). Included as part of this consideration are six quarterly installments of $60,000 each which began in October 1996 and will continue through December 1997. While accounting conventions required that the Company recognize the net present value of these payments as a gain in the quarter ended September 30, 1996, the cash flow from these payments was intended to cover the higher costs associated with the Company's new facility.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the 1997 quarter decreased 13% to $282,000 from $325,000 reported in the comparable 1996 quarter. This decline was primarily attributable to temporary vacancies in the department during the 1997 quarter. The 1996 quarter also included higher costs associated with a study to establish further scientific validation for one of the Xenometrix assays.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). For the quarter ended March 31, 1997, SG&A expenses increased 13% to $826,000 from $734,000 reported for the comparable 1996 quarter. The increase was primarily attributable to higher executive, legal and administrative costs, partially offset by lower sales and marketing expenses. The restructuring of the Company's sales force, discussed above, is expected to reduce SG&A expenses by approximately $400,000 annually. The Company expects that these cost savings will be redeployed, primarily to the research and product development areas, in order to adapt and expand the Company's products and services to address the needs of the drug discovery and development market.

OTHER INCOME AND EXPENSES. Xenometrix earned $5,000 of grant income in the 1997 quarter from a National Institutes of Health grant, down from the $64,000 of grant income reported in the 1996 quarter. In the 1997 quarter, interest income decreased to $28,000 from $53,000 reported for the comparable quarter in 1996, primarily due to lower cash balances.

NET LOSS. For the quarter ended March 31, 1997, the Company's net loss increased to $1,080,000 or $0.37 per share from $983,000 or $0.34 per share for the comparable 1996 quarter.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

NET SALES AND SERVICES. For the nine months ended March 31, 1997, net sales and services increased 10% to $532,000 from $484,000 reported in the comparable period in 1996. The increase was attributable to increased sales of assay kits and contract laboratory services utilizing the Ames II product line recently introduced by the Company.

GROSS PROFIT. For the nine months ended March 31, 1997, gross profit declined to $27,000 from $111,000 reported in the comparable period in 1996. The decrease in gross profit was primarily attributable to higher manufacturing costs, including higher costs associated with the Company's new facility. In July 1996, Xenometrix entered into an agreement whereby it received certain consideration for relinquishing its former operating lease. (See Note 2 to Financial Statements). Included as part of this consideration are six quarterly installments of $60,000 each which began in October 1996 and will continue through December 1997. While accounting conventions required that the Company recognize the net present value of these payments as a gain in the quarter ended September 30, 1996, the cash flow from these payments was intended to cover the higher costs associated with the Company's new facility.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended March 31, 1997 increased 11% to $871,000 from $782,000 reported in the comparable 1996 period. This increase was attributable to higher costs associated with a study to establish further scientific validation for one of the Xenometrix assays.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). For the nine month period ended March 31, 1997, SG&A expenses were $2,037,000, up 9% from the $1,873,000 in the comparable 1996 period. This increase was primarily attributable to increased executive, legal and administrative expenses and costs associated with the Company's relocation to its new facility.

NET LOSS. For the nine months ended March 31, 1997, the net loss decreased to $1,690,000 or $0.58 per share from the net loss of $2,576,000 or $1.34 per share, reported for the same period in 1996. During the current period, the Company recognized a one-time gain of $1,028,000 from the early termination of an operating lease. During the prior period, the Company incurred an extraordinary charge of $115,000 or $0.06 per share for the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 the Company's cash and cash equivalents were $1,021,000 compared to $3,290,000 at June 30, 1996. During the current nine month period $1,572,000 was used to fund the Company's operations, $742,000 was invested in capital expenditures and leasehold improvements, $66,000 was invested in patents, and $111,000 was provided from the issuance of the Company's common stock upon the exercise of stock options and the conversion of warrants.

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

Xenometrix has used substantially all of the $700,000 lease termination incentive and the $204,000 tenant finish allowance for leasehold improvements and equipment purchases for its new facility. Beginning in September 1996, Xenometrix rent expense increased by approximately $16,000 per month.

Xenometrix has incurred an accumulated deficit of $13,181,000 since inception and expects to continue to incur losses through at least the fiscal year ending June 1997. Xenometrix estimates that its existing capital resources will be adequate to maintain its current and planned operations through June 1997. However, no assurance can be given that changes will not occur that would consume available capital resources before such time. Xenometrix' future capital requirements may be substantial and will depend on, and could increase as a result of, many factors, including the pace of growth, if any, in sales and services, progress of Xenometrix' research and development programs, the cost of continuing validation of Xenometrix' molecular information assays and other prospective technology, the cost involved in filing, prosecuting and enforcing patent claims, payments received under prospective collaborative agreements, agreements for and changes in collaborative research relationships, the cost associated with commercialization of its products, the cost and availability of third party financing for capital expenditures, and legal and administrative expense.

At March 31, 1997, the Company had cash and cash equivalents of $1,021,000.
The Company estimates that available cash resources will be sufficient to sustain the Company's current level of operations through June 1997. In order to address the Company's immediate liquidity needs, the Company is pursuing a short-term bridge financing consisting of a private placement of notes coupled with common stock warrants. In addition, the Company has retained an investment banking firm to assist the Company in raising additional equity capital. In the event that such financing cannot be consummated, the Company's operating activities will be significantly curtailed.

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a) Exhibits
           27.1 Summary Financial Information Schedule

     (b) Reports on Form 8-K
           No Form 8-K reports were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf.

                                        XENOMETRIX, INC.


                                        /s/ Ronald L. Hendrick

May 13, 1997                            Ronald L. Hendrick
                                        Executive Vice President and Chief
                                        Financial Officer Principal Financial
                                        Officer




                                        /s/ Kimberly A. Marks

May 13, 1997                            Kimberly A. Marks
                                        Controller
                                        Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
