Form 10KSB
period 1997-06-30
XENOMETRIX INC \DE\
filed 1997-09-26
CIK 1000370

                       Securities and Exchange Commission

                              Washington DC  20549


                                  Form 10-KSB


                     Annual Report under Section 13 of the
                        Securities Exchange Act of 1934




For the Year Ended June 30, 1997                     Commission File No. 1-14004



                                Xenometrix, Inc.

                              2425 N. 55th Street
                            Boulder, Colorado  80301



Incorporated in Delaware                                  IRS ID # 04-3166089

                           Telephone:  (303) 447-1773

Securities registered under Section 12(g) of the Act:

                         Common Stock; $0.001 par value
                       Warrants to purchase Common Stock

Xenometrix, Inc. (Xenometrix or the Company) has filed all reports under
Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B will be contained in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB.

Xenometrix' revenue for the year ended June 30, 1997 was $764,000.

The aggregate market value of Xenometrix' voting stock held as of September 10, 1997 by nonaffiliates was $7,992,313.

2,948,135 shares of Common Stock were outstanding on September 10, 1997.

Incorporated by reference in Part III of this report is the information contained in the Xenometrix Proxy Statement for the annual meeting of stockholders proposed to be held November 19, 1997, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1997.

                               Table Of Contents

                 Item                                                                Page
                 ----                                                                ----
Part I           1.           Business                                                  3
                              Glossary                                                 18

                 2.           Property                                                 21

                 3.           Legal Proceedings                                        21

Part II          4.           Market for Common Stock                                  22

                 5.           Management's Discussion and Analysis                     22
                              Risk Factors                                             25

                 6.           Financial Statements                                 33, F1

Part III         7.           Directors, Executive Officers and Control Persons        33

                 8.           Executive Compensation                                   33

                 9.           Security Ownership of Certain Beneficial Owners
                                 and Management                                        33

                10.           Certain Relationships and Related Transactions           33

Part IV         11.           Exhibits and Reports on Form 8-K                         34

                                    Part I

                              Item 1.  Business

Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties. Xenometrix' actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Result of Operations" in this Report and the documents incorporated herein by reference. For definitions of certain terms used in this Report, see "Glossary".

GENERAL

   Xenometrix, Inc. (the "Company" or "Xenometrix") is a biotechnology company with a proprietary gene activity profiling system that measures the activity of genes when they are exposed to selected chemical compounds. The Company develops, manufactures and sells a line of assays which test the genetic response of human, bacterial and yeast cells when exposed to various compounds, along with proprietary software for reporting and interpreting the test results.

   Xenometrix also offers a contract laboratory service which allows the customer to send its chemical compounds to Xenometrix for testing and evaluation. The Company's scientists perform the appropriate Xenometrix assay, interpret the test results and provide a written evaluation of the molecular response of the compound. Xenometrix believes that introducing new customers to the Company's gene profile assays through the use of its client research laboratory offers significant advantages in helping customers to understand and adopt such assays.

   Since inception, the Company's efforts have been focused upon commercializing its technology in the field of molecular toxicology. Accordingly, the Company's resources were directed primarily at the product safety and toxicology markets. Customers include companies in the pharmaceutical, biotechnology, chemical, consumer products and environmental industries who have a need to test and assess the potential toxic effects of chemical compounds used in their products. Xenometrix also sells its products and services to governmental agencies.

   Recently, the Company has put considerable effort into evaluating the changes that are occurring in pharmaceutical research and development. The Company has concluded that its proprietary gene activation profiles may provide valuable information that can be used to help pharmaceutical researchers optimize drug leads. The Company believes its technology can help pharmaceutical companies evaluate and optimize the growing number of drug leads emerging from genetic sequencing, combinatorial chemistry and high throughput screening. While the Company will continue to serve the drug safety and toxicology market, it is currently focusing a significant portion of its effort and resources developing and marketing its products and services to pharmaceutical companies for testing, evaluation and optimization of their lead compounds.

   The first of the Company's two current core technologies, the Gene Profile Assays, (formerly known as Stress Gene Assays) represents a low-cost method for identifying the specific molecular mechanisms underlying the cellular response to exposure to a particular chemical. The Company's second core technology, the Genotoxicity Assays, assesses the carcinogenic potential of a chemical compound by measuring damage to DNA. Together these two assay systems provide information about what is occurring at the molecular level when a living cell is exposed to a foreign substance, including activation of receptors and signaling pathways, changes in cell metabolism, damage to cellular components, cell death, tumorigenesis, teratogenesis, irritation and other reactions.




----------------
Xenometrix(TM), Gene Profile Assay(TM), XenoMatrix(R), AMAX(TM), Ames II(TM), CAT-Tox(TM), CAT-Tox(D)(TM), CAT- Tox(L)(TM), Pro-Tox(TM), Pro-Tox(C) (TM), Pro-Tox(D) (TM), Pro-Tox(E) (TM) and Yeast Del(TM) are trademarks of Xenometrix, Inc. Windows(R) is a registered trademark of Microsoft Corporation. Oracle8 is a registered trademark of Oracle Corporation.

Xenometrix has developed and continues to enhance a proprietary software system for reporting and interpreting the results of its assays. This software integrates the results from Xenometrix tests into a graphical presentation, producing a unique fingerprint for each compound which illustrates the compound's molecular response in the assays. This Windows-based, three-dimensional graphic presentation assists the user in evaluating the results and implications of the assay.

   The Company is also developing a proprietary bioinformatics data base consisting of the gene response profiles of approved pharmaceutical products and other classes of compounds. Xenometrix believes that the bioinformatics database will enhance all of its other existing products. Comparing the gene response profile of a new compound being tested to this growing database may facilitate improved evaluation and decision-making for pharmaceutical products in the development stage.

   Xenometrix estimates that approximately $19 billion is spent annually on all phases of pharmaceutical research and development, with over $9 billion being spent on drug discovery and pre-clinical development efforts. Xenometrix believes that its products and services can add value to drug discovery and pre-clinical research efforts by providing important efficacy and safety data with regard to a chemical compound's potential therapeutic effects and toxicity in a unique and cost effective manner not currently offered by other technologies.

MARKETS AND INDUSTRY BACKGROUND

   The Company began operations in 1992 to serve the toxicology and drug safety markets with a line of assays designed to analyze the genetic response of cells when exposed to various compounds. While Xenometrix intends to continue to provide products and services to the toxicology market, the Company believes that much larger and nearer-term opportunities lie in using its proprietary technology to assist pharmaceutical companies in selecting and optimizing potential therapeutic agents. The Company adopted this strategy in early 1997 in recognition of the potential for using cell-based gene expression assays to assist pharmaceutical companies with the identification and optimization of lead compounds and also in response to several of the Company's customers who have incorporated Xenometrix's products and services into their drug discovery programs.

   The Drug Discovery Process. The discovery and development of drugs has traditionally been a lengthy, expensive, inefficient and often unsuccessful process, typically taking 12 to 15 years from the inception of a research program until the market introduction of a drug. Costs are estimated to be approximately $350 million to $500 million for development from concept through FDA marketing clearance, with only a small fraction of those compounds that enter pre- clinical testing actually receiving FDA marketing approval.

   Of the estimated $19 billion that will be spent on pharmaceutical research and development in 1997, approximately half of this amount will fund drug discovery and pre-clinical development efforts. Lower profit margins, shorter product lives, the proliferation of generic drugs, managed care and cost containment initiatives, together with scientific and technological advances, have created powerful incentives for drug developers to discover drugs more quickly and cost effectively. Xenometrix believes that its products and services can add value to drug discovery and pre-clinical research efforts by providing important efficacy and safety data with regard to a chemical compound's potential therapeutic effects and toxicity in a unique and cost effective manner not currently offered by other technologies.

   Drug discovery involves three key elements: (i) the target, such as a gene, enzyme, receptor or other protein, which is associated with a disease and on which the drug will act, (ii) potential drug compounds, and (iii) the assays or tests used to screen compounds to determine their effect upon the target. Drug discovery methods generally involve the synthesis and testing of large numbers of compounds in assays which contain targets designed to mimic aspects of a disease process. Assays are used to identify those chemicals that physically interact with the target, which are referred to as "hits." Hits are subjected to additional rounds of screening for specificity, potency and other desirable characteristics to identify lead compounds. Typically, lead compounds become the basis for additional synthesis programs creating hundreds or thousands of analogs which are then further screened, a process typically referred to as "lead optimization." The lead optimization process generates drug development candidates that will be moved into FDA-mandated pre-clinical safety testing. Drug development candidates are lead compounds that in laboratory studies have demonstrated the most promising combination of desirable characteristics such as pharmacological activity, potency, selectivity, lack of toxicity and economic feasibility.

   The following diagram illustrates the steps in the drug discovery process. The Company believes that its assays may be used throughout the secondary screening and lead optimization portions of the process, assisting drug developers to both (i) develop "hits" into lead compounds and (ii) optimize lead compounds into drug development candidates.

                             DRUG DISCOVERY PROCESS

[The chart depicts how the contemporary drug discovery process starts with very large numbers of compounds being screened initially, with smaller and smaller numbers of compounds moving forward through each stage of screening, safety testing and clinical trials.]

         Targets. Targets are specific biological molecules, such as genes, receptors or other proteins, which are believed to play a role in the onset or progression of a disease or medical condition. Most drugs work by binding to a target and affecting the target's biological function or activity. Thus, most drugs are discovered by identifying compounds that affect an established target's biological function. Recent developments in molecular biology and genomics have led to a dramatic increase in the number of potential therapeutic targets available for drug discovery.

         Potential Drug Compounds. Traditionally, chemists synthesized new compounds one at a time or isolated them from natural sources. Over the years, chemists in pharmaceutical firms built up collections of hundreds or thousands of compounds, or "libraries". In recent years, however, combinatorial chemistry techniques have been developed which have greatly increased the number and diversity of potential drug compounds. Some firms have used these techniques to quickly create libraries of hundreds of thousands of molecules which are available to be tested against both established and novel targets in order to determine which compounds may become lead compounds or drug development candidates.

         Screening. After a target has been selected by a drug researcher, the next step in traditional drug discovery is to identify one or more chemical compounds that have an effect on the target. These compounds are typically identified by the sequential synthesis and testing of large numbers of compounds against the target through the use of a receptor binding assay. If primary screening, such as the use of a receptor binding assay, indicates that a compound binds with the target, the compound is then considered a hit. While receptor binding assay screens will indicate whether a particular compound has physically interacted with the target, such assays provide no additional information about the biological impact that the binding event had on the target. After re-testing confirms initial hits, secondary screening identifies which hits have the properties of a lead compound meriting further development efforts. Secondary screening evaluates numerous characteristics, including efficacy (the degree to which a compound produces the desired therapeutic effect), potency (the amount of the compound required to exert its effect) and specificity (the degree to which the compound does not affect unintended targets).

         Historically, screening was a manual process in which it was generally possible to test only limited numbers of compounds per day. Even though numerous distinct chemical structures exist, it has not been unusual for traditional screening to be terminated after several years with no lead compounds identified after examining only a small portion of available compounds. Today, pharmaceutical and biotechnology companies with advanced drug discovery programs use semi- automated or robotic high throughput screening systems that can process thousands of compounds per day, resulting in a greater number of hits.

   Lead Optimization. After initial and secondary screening of hits has identified a lead compound, drug researchers will next "optimize" the lead compound by the sequential synthesis and testing of variations, or analogs, of a lead compound to identify promising drug development candidates. After the numerous chemical analogs of a lead compound have been synthesized, scientists then rely upon various types of laboratory tests, including additional receptor binding assays, cell based assays and in vivo testing, to determine whether a lead compound exhibits the characteristics of a drug development candidate.

   The Growing Drug Development Backlog. Drug discovery researchers have recently begun to apply a number of modern technologies to the early stages of the drug discovery and development process. Genomics has lead to the identification of additional targets; automated high throughput screening has allowed scientists to test significantly larger numbers of chemical compounds and to generate numerous hits; and combinatorial chemistry has allowed scientists to develop more compounds for initial screening as well as to much more quickly synthesize the large number of chemical analogs used for lead optimization.

   The methods used for secondary screening of hits and optimization of lead compounds have not kept pace with the new technologies being employed in other stages of the drug discovery process. Traditional methods, such as in vivo testing, have historically been too slow and expensive to be incorporated into higher volume development methods. As a result, there is a growing backlog of hits and lead compounds awaiting further evaluation. The Company believes that drug researchers are looking for alternatives to traditional testing techniques in order to more quickly and cost effectively evaluate which compounds should be advanced further through the drug development process.

   Receptor binding assays consist of a target which is isolated from its natural cellular environment. If enough of the target can be isolated, such assays can be relatively simple to develop and perform. The artificial environment of such assays, however, has limited their usefulness in furthering the development process after initial hits have been identified. For example, in a cellular environment a receptor may be woven throughout the external surface of a cell while in a receptor binding assay the receptor is completely removed from the cell. This differentiation can mean that a compound that has one effect in a receptor binding assay can result in a significantly different interaction with the target in its natural cellular environment. Also, many receptors and cellular compounds cannot be isolated for use in receptor binding assays.

   Cellular assays bridge the gap between receptor binding assays and traditional in vivo pre-clinical methods of testing because they employ whole cells in an attempt to more closely mirror the environment within which a chemical compound must interact. These cellular assays allow scientists to determine whether a particular compound binds with the receptor protein in the cell. By more closely replicating the physiological environment and the complex interactions that take place within a cell, such cell-based assays provide a number of advantages, including in many cases greater predictive value of therapeutic effect and potential toxicity.

   Currently, simple cell based assays are subject to a number of limitations which prevent them from solving the development backlog of drug discovery companies. Cell based assays have typically been difficult and time consuming to develop and perform due to the challenge of detecting the function of a target in a cell. The complexity of cellular assays has prevented their adaptation to high throughput screening applications which would be necessary for them to be used to test the thousands of compounds being generated by new drug discovery techniques. Some cell based assays use cells which are less complex than human cells in an attempt to create a more usable assay. However, these simple cell based assays are limited because they fail to mirror the complexity of a human cellular environment.

   Xenometrix's Role in Drug Discovery and Lead Optimization. Xenometrix's assays and technology platform permit the measurement of the activity of batteries of genes, or targets, in both human and bacterial cells in an environment which more closely approximates the physiology of a living organism. The Company believes that the use of multiple genes in an assay covering a broad range of cellular responses provides information that is more useful than the information relating to a single cellular response yielded by simple cell-based assay. This information can be used as a cost- effective means of prioritizing which of the positive hits from initial screening has the highest probability of subsequent success, based on their safety and efficacy profiles. In addition, the Company believes that its assays can be readily modified to facilitate automated high throughput screening. The Company has historically applied this technology to the toxicology and safety market, although the genes monitored in the Company's current product line include both safety and efficacy markers.

   Xenometrix has been involved in the characterization, licensing and commercialization of genes and gene constructs in cells for over five years. The study of gene expression is relatively new and the Company believes that it has significant know-how relative to other companies entering this emerging area. While many individual genes may be in the public domain or can be obtained through non-exclusive licenses and tested individually, the Company is not aware of any firm offering, on a commercial basis, batteries of genes which are tested simultaneously. Individual testing of genes in a cellular environment is difficult because it involves purchases from multiple suppliers, integration of varying assay designs into a single system and complex quality control issues. The Company believes its technology platform significantly reduces these problems.

TECHNOLOGY, PRODUCTS AND SERVICES

   The first of the Company's two cell based assay systems, Gene Profile Assays, represents a cost-effective method of identifying the specific molecular mechanisms underlying the cellular response to exposure to a particular chemical. The Company's other cell based assay system, Genotoxicity Assays, assesses the carcinogenic potential of a chemical entity by measuring damage to DNA.

   Gene Profile Assays. The Company's Gene Profile Assays measure the activation of various bacterial and mammalian genes in response to exposure to a test compound. The genes monitored respond to tested compounds, with potential results indicating, among other things, valuable information about the metabolic pathway of the biological response within a cell, whether the compound is an agonist or an antagonist, the potential toxicity of the compound, and the potential for the liver to metabolize the drug before it reaches its therapeutic target.

   The Company's Gene Profile Assays are not yet adapted for automated high throughput screening. As part of the Company's collaborative agreement with Oncogene Science Inc. (Oncogene), the Company has access to certain technology
which will assist efforts to automate its Gene Profile Assays.   The Company
and Oncogene are currently seeking a pharmaceutical partner that would underwrite a major portion of the development work needed to automate the Gene Profile Assays.

   Genotoxicity Assays. The Company's Genotoxicity Assays, the Ames II family of assays, assess the mutagenic and carcinogenic potential of a compound by measuring specific types of damage to DNA. Such damage results in heritable changes in cells. These assays are largely used in safety assessment.

   Xenometrix is the only company offering the Ames II family of assays. The Company believes the Ames II assay offers both scientific and commercial advantages over the widely-accepted original Ames assay. These advantages including automation which allows significantly more compounds to be tested, and new bacterial strains which provide more specific information about the mutations created by the compound.

   Software. Xenometrix has developed and is continuing to refine software to facilitate performing its assays and analyzing and interpreting the results. The software records the results for a compound by reporting data regarding the compound's gene response profile from each assay and presents a graphical illustration producing a unique fingerprint of each compound's molecular response in the assays. The gene profile for a given assay can then be compared to profiles of well known compounds (derived from in vitro and in vivo test data) to assess a compound's relative activity and its impact on gene activity.

   Client Research Laboratory. The Company has established a fully equipped and staffed laboratory at its Boulder, Colorado facility, to serve the needs of clients wishing to obtain assay data without investing in training or capital equipment. Client Research Laboratory scientists receive compounds, perform requested assays in the required time periods, and deliver the test results in the form of a detailed report to the client. This service introduces new customers to the Company's assay systems, helping them to understand and adopt the technology. Xenometrix believes this strategy will encourage incorporation of its technology into drug development programs.

   Potential Expansion of Current Products. In order to attempt to increase the usefulness of the Company's current products to drug discovery and development customers, Xenometrix is planning the following changes to its current product line:

         o Automation. The Company believes that its Gene Profile Assays can be modified to allow high throughput screening, facilitating efficient testing of a larger number of compounds. The technologies accessed by the Company as part of the Oncogene collaborative agreement will facilitate more rapid progress toward automation of the Company's Gene Profile Assays.

         o Addition of gene endpoints. The Company plans to use existing and new industry and academic contacts, as well as in-licensing of patented gene sequences to add genes to its assays which are of particular interest to drug discovery and development customers.

         o Additional cell lines. Xenometrix plans to add new cell lines to its assays which will increase their usefulness to drug discovery and development customers by allowing customers to use the types of cells which are likely to be the target of drug development efforts.

   Products in Development. Bioinformatics is the process of collecting, retrieving and analyzing biological information such as gene activity and genetic sequences. The Company is developing a bioinformatics database consisting of the information it collects from the results of running the Xenometrix Gene Profile Assays. The Company believes that the bioinformatics database will enhance all of its other existing products. By comparing the test results of a certain compound with those of other previously characterized compounds, it may be possible to determine the potential applications of the compound. In March 1997, the Company hired a senior scientist to head its bioinformatics activities, and has completed testing three categories of approved pharmaceutical products for inclusion in this database. The Company plans to profile additional classes of compounds in the future. Xenometrix believes that the database may provide an additional revenue source as customers pay to access this database in order to more quickly refine their drug development efforts.

SALES AND MARKETING

   Xenometrix launched its first commercial products in 1994, focusing on opportunities in the molecular toxicology field. Xenometrix provided its test systems and services on an international basis to the pharmaceutical, biotechnology, chemical, food, cosmetic, and environmental industries, and to contract laboratories, academic and governmental research institutions. The Company has historically sold its products in the United States through a direct sales force. International distribution is handled through distributors in the United Kingdom, Switzerland, France, Germany, Belgium, Japan and Korea.

   In early 1997, the Company concluded that much larger and nearer-term opportunities lie in using its proprietary technology to assist pharmaceutical companies in selecting and optimizing potential therapeutic agents. While Xenometrix will continue to provide products and services to other industries, its primary focus will be marketing to large multi-national research-based pharmaceutical companies.

   In conjunction with this change in strategy, in April 1997, the Company centralized its sales and support operations in Boulder, eliminated its field sales positions in the United States and created an expanded business development function. The Company believes that this approach will enable it to more readily enter into collaborative relationships with both major pharmaceutical companies and other companies that supply researched-based products and services to these companies.

   Xenometrix is seeking to enter into strategic relationships with pharmaceutical and biotechnology companies that would allow the Company to gain access to additional technologies that would enhance the Company's assays to better serve the drug development market, or that would provide the Company with large numbers of compounds to be screened using the Company's assays. The Company believes that by developing strategic relationships it will be able to more quickly broaden its current line of products and services and more effectively penetrate the drug discovery and development market.

   On June 27, 1997, the Company entered into an agreement with Oncogene, a leading high throughput screening and drug discovery company with development programs targeting major human diseases independently and in co-ventures with major pharmaceutical companies. Under this agreement, Xenometrix and Oncogene formed a strategic technology alliance to jointly develop, implement and market drug lead evaluation and prioritization systems based on gene profiling techniques. Under the terms of the agreement, Xenometrix and Oncogene will jointly seek a major pharmaceutical partner to provide funding for the development of an automated system to generate and analyze drug compound data relating to the expression of target genes of interest.

   The agreement includes the cross-licensing of intellectual property rights relating to human and bacterial cell-based gene transcription approaches to drug discovery and lead compound identification and optimization. Pursuant to the agreement, the Company will grant to Oncogene a world-wide, non-exclusive license to use the Company's Gene Profile technology. In return, Oncogene will grant the Company a world-wide, non-exclusive license to Oncogene's proprietary technology for measuring gene activation, including assays and access to technology used in high throughput screening applications. Oncogene and the Company believe that their combined intellectual property provides significant protection in the areas of the measurement and use of gene activation information.

MANUFACTURING

   Xenometrix manufactures and assembles its products at its facilities in Boulder, Colorado. The assays consist of the Company's proprietary components and components purchased from outside vendors. The Company's assays contain the components required to perform a specific test in a reproducible and uniform manner. Specific components typically include genetically engineered cells and organisms, proprietary software, specialized chemical reagents, reference manuals, other supplies and appropriate packaging. Xenometrix produces assays in a production process subject to quality control procedures. Materials purchased from outside vendors are inspected and tested by the Company's quality assurance personnel.

   The Xenometrix manufacturing process involves growing cells in controlled environment incubators, maintaining the cells under appropriate conditions and preparing the cells for shipment. Bacteria- and yeast-based assays include freeze-dried cells, frozen cells or cells stabilized by matrix polymerization. Mammalian cell-based assays include live mammalian cells immersed in a growth medium.

   Apart from the genetically engineered cells and organisms developed and manufactured by Xenometrix and the Company's proprietary software, all of the components of the Company's assays are available from outside manufacturers. Certain of these components are currently provided to Xenometrix from a single source.

   Xenometrix maintains inventories of certain components and raw materials at what it believes to be prudent levels. Xenometrix believes that, if necessary, it would be able to obtain alternative sources of supply of these components. Any supply interruption, however, in a sole-sourced component or raw material could have a material adverse effect on the Company's business when inventory is depleted and until a new source of supply is qualified. See "Management's Discussion and Analysis--Risk Factors--Manufacturing; Dependence on Outside Suppliers."

   Xenometrix also offers a contract laboratory service which allows the customer to send its chemical compounds to Xenometrix for testing and evaluation. The Company's scientists perform the appropriate Xenometrix assay, interpret the test results and provide a written evaluation of the molecular response of the compound. Xenometrix believes that introducing new customers to the Company's gene profile assays through the use of its client research laboratory offers significant advantages in helping customers to understand and adopt such assays.

RESEARCH AND DEVELOPMENT

   Xenometrix's research and development program utilizes a team concept and is organized into six cross-functional teams, based on the Company's key strategic projects. Each team is focused on a key development project with members of the teams including representatives of the research and development, manufacturing, scientific affairs, business development and Client Research Laboratory areas. Each team is headed by a Team Leader and has a management advisor, typically an officer of the Company. The teams are: Bioinformatics Database Team, Gene Profile Assay Optimization Team, Joint Oncogene/Xenometrix Project Team, New Technologies Team, Gene Selection Team, and the Quality Team.

   Bioinformatics Database Team. Xenometrix is developing a bioinformatics database of well-known pharmaceutical products that have been analyzed using Xenometrix Gene Profile Assays. The Company has completed testing of three categories of existing, approved drugs and plans to test seven more categories in the near future. The gene profiles of these drugs and related compounds are being organized in a relational database using Oracle8 so that the information will be easier to search and retrieve. The Company plans to make the database available to drug researchers on a subscription basis. The Bioinformatics Database Team is made up of ten individuals with expertise in mathematical modeling of biological systems, statistical analysis, database programming and interfacing, and performing gene profile assays. The Company believes that this team will develop scientifically advanced and sophisticated databases that will enhance the value of the information provided by its assays.

   Gene Profile Assay Optimization Team. This team of seven molecular biologists and technical and production personnel, is responsible for all aspects of the continuous upgrading of the Company's assays. This team's activities include the product development of additional gene endpoints prioritized by the Gene Selection Team, as well as the optimization of the performance of all assays. This team is also responsible for the automation of the Company's assays for high throughput screening of pharmaceuticals and other chemical compounds.

   Joint Oncogene/Xenometrix Project Team. This team includes four representatives from both Xenometrix and Oncogene. The team collaborates on the development of new cell lines utilizing luciferase reporter constructs that are amenable to the automated assay system contemplated by the Company's technological alliance with Oncogene. The combined team has expertise in molecular biology, large scale production of cells and reagents, chemical libraries, robotics performance of cell-base assays and information management.

   New Technologies Team. This team is responsible for evaluating new technologies for the measurement of gene activation. This team assesses new methods, materials and instrumentation related to the continued automation and advancement of gene profiling.

   Gene Selection Team. Xenometrix has assembled six of its most experienced scientists to lead the search for novel, predictive genes suitable for inclusion in the Gene Profile Assays. Additionally, this team performs research to recommend custom batteries or clusters of genes tailored to specific drug development programs of clients.

   Quality Team. This team is responsible for ensuring the quality of existing products and quality of future process improvements, new products and new technologies. This team also provides technical support to the Company's customers.

COMPETITION

   Competition in the drug discovery and development sector of the biotechnology industry is intense. The Company believes that its assays may be used throughout the secondary screening and lead optimization portions of the drug discovery process. The Company, therefore, faces competition from firms which are pursuing the same or similar technologies as those which constitute the Company's technology platform, as well as from all other technologies or processes that are or can be used by drug developers to develop "hits" into lead compounds or to optimize lead compounds into drug development candidates. The Company faces competition both from other firms which, like Xenometrix, are developing drug discovery tools and services and from drug researchers using their own proprietary drug discovery methods in house. As a result, the Company faces competition from large pharmaceutical companies, biotechnology companies, academic and research institutions and government agencies.

   The Company's technology platform principally consists of using genetically engineered cell based assays to measure gene activity. The Company also is working to develop high throughput screening capabilities for its assays. A number of pharmaceutical and biotechnology companies are active in the areas of gene expression assays and high throughput screening. Such competitors include Aurora Biosciences Corporation, Digital Gene Technology, Inc., Ligand Pharmaceuticals Inc., Cadus Pharmaceutical Corporation, Pharmacopeia, Inc., and Oncogene Science Inc. The Company is aware that several other private companies, including Tularik Inc., Signal Pharmaceuticals Inc. and Scriptgen Pharmaceuticals, Inc., are pursuing drug discovery using gene transcription methods. In addition, the Company faces competition from traditional methods used by drug researchers to identify and optimize lead compounds, such as receptor binding assays, other in vitro assays and animal testing.

   There can be no assurance that pharmaceutical and biotechnology companies which compete with the Company in specific areas will not merge or enter into joint ventures or other alliances with one or more other such companies and become more substantial competitors offering a broader platform of drug discovery products and services. In addition, genomics, combinatorial chemistry and primary screening firms, recognizing the growing bottleneck of compounds awaiting evaluation and optimization, may also expand their businesses to include secondary screening, optimization and assay development, either alone or pursuant to alliances with others.

   It is very common in the drug discovery industry for biotechnology firms to have one or more significant corporate partners or collaborative arrangements. An important part of the Company's strategy is to enter into such arrangements with major pharmaceutical companies and other drug discovery firms. The Company, therefore, competes for opportunities to enter into promising collaborative arrangements with other biotechnology firms and also competes for the limited funds which major pharmaceutical firms can commit to outsourced lead identification and optimization activities.

   The Company also competes with firms developing new or alternative methods of drug discovery, such as rational drug design and DNA probe technology, which may eliminate or significantly alter the market for identifying and optimizing lead drug compounds. The Company's technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of the Company's current or future competitors.

   Historically, pharmaceutical and biotechnology companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for the Company's products and services, have developed or are developing, at substantial cost, internal programs and methodologies to approach drug discovery efforts. The Company competes with the processes internally developed by pharmaceutical and biotechnology companies, who must be convinced that Xenometrix's drug discovery products and services justify outsourcing a portion of these activities to the Company.

   As a result of drug discovery industry characteristics, many companies that could be customers or collaborators of Xenometrix may also be actual or potential competitors, either alone or in combination with other firms. Many of Xenometrix's actual or potential competitors have been addressing the drug discovery market for a longer period of time than the Company, have already established corporate partnering relationships and have significantly greater financial and other resources than those available to the Company. There can be no assurance that the Company will be able to develop products which are competitive with those offered by existing or future competitors. See "Management's Discussion and Analysis--Risk Factors--Competition".

PATENTS AND PROPRIETARY RIGHTS

   The Company believes that patents and other proprietary rights are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

   The Company's core technology is exclusively licensed from Harvard University, the University of California at Berkeley and other entities. The licensed technology relates to eukaryotic and bacterial gene profiling assays and genotoxicity assays. Such license agreements cover three U.S. and six foreign patents that have been issued, a U.S. application that has been allowed, two European applications that have been allowed, and certain additional patent applications. In general, these license agreements (i) provide for the payment of royalties on net sales of products covered by the licensed technology, (ii) provide for certain minimum royalties, and (iii) terminate upon the expiration of the last to expire patent included in the license. If the Company fails to meet its obligations under any such agreement, including payment of minimum royalties, such agreements may be terminated by the licensors. The Company is current on its obligations under its license agreements. The Company owns two patent applications covering aspects of its core technologies.

   The Company has obtained an exclusive worldwide license to two issued U.S. patents that cover methods and kits for determining disturbances in cell homeostasis using bacterial promoters fused to reporter genes. In addition, the Company has an exclusive worldwide license under several issued patents to a process for detecting potential carcinogens by monitoring deletions in the yeast genome.

   The Company has also obtained a worldwide exclusive license for a microbiological system for the detection and identification of mutagens. This technology is a modification and improvement over the widely accepted Ames assay.

   The Company's success will depend in part upon its ability to obtain patent protection for its products, services and technologies, and to operate without infringing the proprietary rights of third parties. Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which important legal principles are largely unresolved. Accordingly, no predictions can be made regarding the breadth or enforceability of claims issued or allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the U.S. Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights, will be commercially valuable, will provide competitive advantages to the Company and its present or future collaborative partners or licensees, or will not be challenged, narrowed, invalidated or circumvented. Further, there can be no assurance that patents will be granted with respect to any of the Company's or licensor's pending patent applications or with respect to any patent applications filed by the Company in the future. Moreover, upon allowance, patents in certain countries are published for opposition before final grant. If the grant of any of the Company's or its licensor's patents is opposed, there is no assurance that the Company will be successful in defending against such opposition. In any event, such opposition could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that any efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful.

   The drug discovery industry, including screening technology companies, has become intensely competitive. This industry has a history of patent litigation and will likely continue to have patent litigation concerning drug discovery technologies. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's technology. Some of the technologies, applications or patents of these entities may conflict with the Company's technologies, the patents and patent applications licensed by the Company, or the Company's patent applications. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in certain other countries generally are not published until more than eighteen months after they are filed and because publication of discoveries in scientific or patent literature often lag behind the date of actual discoveries, the Company cannot be certain that it or any of its licensors was the first creator of inventions covered by pending patent applications or that it or any such licensor was the first to file patent applications for such inventions. If an issue regarding priority of inventions were to arise with respect to any of the patents or patent applications of the Company or its licensors, the Company might have to participate in one or more interference proceedings declared by the U.S. Patent and Trademark Office or similar agencies in other countries to determine priority of invention, which could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company.

   In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or its licensors, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial costs to and diversion of resources by the Company. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to obtain alternative non-infringing technology, require the Company to cease using the subject technology or require the Company to license the subject technology from the third party, all of which could have a material adverse effect upon the Company's business, financial condition and results of operations. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially reasonable terms, if at all, and if these licenses are not obtained, the Company might be prevented from using certain of its technologies. To the extent consistent with its business objectives, the Company intends to resolve any such conflicts that develop through negotiation or by entering into licensing arrangements regarding the disputed technology. The Company's failure to obtain a license to any technology that it may require to continue its efforts to develop drug discovery products and services may have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company is aware that patents have issued or may issue on certain targets and gene endpoints and related technology or their use in screening assays that could prevent the Company and its collaborators from developing screening assays using such targets or endpoints, or relate to certain other aspects of technology utilized or expected to be utilized by the Company.

   In addition to patent protection, Xenometrix also relies upon copyright, trademark and trade secret protection for its confidential and proprietary information. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, the Company requires employees and consultants to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other confidential information or that adequate remedies would exist in the event of such unauthorized use or disclosure. The loss or exposure of trade secrets possessed by the Company could adversely affect its business. Like many high technology companies, Xenometrix may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by the Company. Although the Company requires its employees to maintain the confidentiality of all confidential information of previous employers, there can be no assurance that the Company or these individuals will not be subjected to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.

GOVERNMENT REGULATION

   The Company's products and services have applications in the pharmaceutical, biotechnology, chemical, cosmetic and environmental industries. Those industries are subject to regulation pursuant to federal, state, local and foreign legislation, including the Food, Drug and Cosmetic Act; the Environmental Protection Act; the Occupational Safety and Health Act; and state, local and foreign counterparts to such acts. Certain of these regulations require the use of testing procedures in federally-mandated trial studies to evaluate the efficacy and safety of products. The Company's products are currently used to supplement established protocols for safety and efficacy testing in the pharmaceutical, chemical, cosmetic and environmental industries.

   The Company's products and services do not require FDA, EPA or other regulatory approval before they can be used by Xenometrix customers. However, Xenometrix is, or may become subject to, various other federal, state and local laws, regulations and recommendations relating to safe working conditions, good laboratory and manufacturing practices and the disposal of hazardous or potentially hazardous substances.

EMPLOYEES

   As of September 10, 1997, Xenometrix had 31 employees, all in the United States. Of these, 21 are engaged in research, scientific and technical activities, and the remainder are engaged in legal, business development, finance and general administration. The Company's success depends, in large part, upon the continued services of its key scientific, technical and senior management staff, and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union and Xenometrix has not experienced any work stoppages. Xenometrix considers its relations with its employees to be good.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

   The management and directors of the Company are as follows:

          NAME                                 AGE              POSITION
          ----                                 ---              --------
Stephen J. Sullivan                            50         Chief Executive Officer, President and
                                                            Director
Ronald L. Hendrick, CPA                        51         Executive Vice President of Operations,
                                                            Finance and Administration, and Chief
                                                            Financial Officer
Pauline Gee, Ph.D.                             42         Vice President, Research and Development
Mark B. Benjamin, Sc.D.                        36         Vice President, Business Development
Xianqun Wang, Ph.D.                            33         Head of Bioinformatics
Paul J. Koivuniemi, JD, Ph.D.                  47         Director of Legal Affairs
Edson D. de Castro                             59         Chairman of the Board of Directors
Walter M. Lovenberg, Ph.D. (3)                 63         Director
John K. A. Prendergast, Ph.D. (1)(2)(3)        43         Director
Lindsay A. Rosenwald, M.D. (1)(3)              43         Director
Randal P. Schumacher (2)                       45         Director
Ralph Z. Sorenson, D.B.A. (1)(3)               64         Director

------------
(1) Member of the Compensation and Benefits Committee
(2) Member of the Audit Committee
(3) Member of the Nominating Committee

   All Directors are elected annually and hold office until their successors are elected and qualified, or until their earlier resignation or removal. Officers serve at the discretion of the Board of Directors.

   MR. SULLIVAN joined Xenometrix in January of 1997 as President and Chief Executive Officer. From 1987 to 1997 he held a number of positions with Abbot Laboratories, including Divisional Vice President of Worldwide Marketing For Diagnostics, Divisional Vice President and General Manager, Diagnostic Assay Sector and General Manager of the Infectious, Disease, Immunology and Microbiology business units. During 1987, Mr. Sullivan served as Senior Vice President for Lyphomed (now Fujisawa Pharmaceuticals) and from 1985 to 1986 he was Senior Vice President and President of the Health Care Sector of Dart and Kraft, Inc. He received his B.S. in Education and Political Science from the University of Dayton in 1969 and his M.B.A. in Marketing and Finance from Rutgers University in 1976.

   MR. HENDRICK joined Xenometrix as Vice President, Chief Financial Officer in March 1995. In March 1997, he was promoted to Executive Vice President of Operations, Finance and Administration, and Chief Financial Officer. From 1993 to 1995, he was Vice President, Corporate Controller with Alexander & Alexander Services, Inc. a NYSE financial services firm. From 1984 to 1993, Mr. Hendrick held various positions at the Adolph Coors Company (NASD) including Corporate Controller, Director of Treasury Operations and President of a Coors subsidiary in the occupational health business. He received his M.B.A. in finance from the University of Colorado and a B.A. in accounting from Michigan State University. Mr. Hendrick is a Certified Public Accountant in both Colorado and Michigan. He currently serves on the board of directors of the University of Colorado Foundation and is a former director of the Denver World Trade Center.

   DR. GEE joined Xenometrix in January 1994 as Associate Lab Director, was promoted to Director of Research and Development in May 1994, and became Vice President of Research and Development in July 1995. She received her Ph.D. in Neurobiology and Free Radical Chemistry from Simon Fraser University, B.C. Canada and a B.Sc. in Marine Biology and Human Physiology. From 1985 to 1987, she served as a Canadian Medical Research Council Fellow in the Biochemistry Department at the University of California, Berkeley. From 1987 to 1989, she worked with Dr. Philip Hanawalt as a Visiting Scholar in the Department of Biological Sciences, Stanford University. From 1989 to 1993, she was a Biochemistry Specialist in the Department of Molecular and Cellular Biology at the University of California, Berkeley. She is a member of the Scientific Advisory Board of Biomed Diagnostics.

   DR. BENJAMIN joined Xenometrix in October 1992, and was Director of Scientific Affairs in from 1994 to 1997 before he was promoted to Vice President of Product Development and Scientific Affairs in March 1997. In June 1997 he was named Vice President of Business Development. He completed concurrent Postdoctoral Fellowships at both the Department of Neurobiology and at the Department of Cancer Biology at Harvard University in October 1992. Dr. Benjamin was awarded his Sc.D. in June 1991, from the Department of Cancer Biology at Harvard University, and his B.Sc. (with First Class Honors) in Genetics from Queen Mary College at the University of London.

   DR. WANG joined Xenometrix in March 1997 as Head of Bioinformatics. From January 1996 until February 1997, he was a Research Specialist at the School of Veterinary Medicine at the University of Pennsylvania. During 1995, Dr. Wang worked as a student intern at SmithKline Beecham Pharmaceuticals to develop dynamic models of gene activation in tumor progression. Dr. Wang received his Ph.D. from the University of Delaware in Biomedical Engineering. He received his Master's degree in Physiology from Beijing Medical University in 1989 and earned his Bachelor's degree in Bioengineering from Tsinghau University in 1986.

   DR. KOIVUNIEMI joined Xenometrix as Director of Legal Affairs in 1996 and is employed by the Company on a half-time basis. Since 1995 he has been engaged in private legal practice specializing in intellectual property matters. From 1991 to 1995, he served in various positions with Synergen, Inc., including as Corporate Patent Counsel and Vice President and General Counsel. Prior to that he was Director of Biotechnology Patents for the Upjohn Company. Dr. Koivuniemi has a law degree from the University of Michigan and a Ph.D. in Genetics from Michigan State University.

   MR. DE CASTRO has been Chairman of the Board of Directors and Director since June 1992. He served as the Company's Chief Executive Officer from May 1995 to January 1997 and from June to November of 1992. Mr. de Castro was one of five co-founders of Data General Corporation in 1968. From 1968 to 1989, Mr. de Castro served as its President and Chief Executive Officer, and from 1989 to 1990, he served as its Chairman of the Board of Directors. Mr. de Castro was a founder and Executive Committee Member of the Massachusetts High Tech Council. Mr. de Castro is a Trustee of Boston University. From 1990 to present, Mr. de Castro has been serving on the Board of Boston Life Sciences, Inc. Mr. de Castro received his B.S. in Electrical Engineering from the University of Lowell in 1960. Mr. de Castro will not be standing for re-election at the Company's Annual Meeting to be held November 19, 1997.

   DR. LOVENBERG joined the Xenometrix Board in July 1993. He is presently the Chief Executive Officer at Helicon Therapeutics, Inc. He served as Executive Vice President of Marion Merrell Dow Inc. and President of the Merrell Dow Research Institute from 1989 to 1993 and Vice President of the Merrell Dow Research Institute from 1986 to 1989. For over two decades, Dr. Lovenberg held various positions with the National Institutes of Health. Dr. Lovenberg received his B.S. in Agriculture and his M.S. in Agricultural Biochemistry from Rutgers University, and his Ph.D. in Biochemistry from George Washington University. He has also been President of Lovenberg Associates, Inc. since 1993. He currently serves on the Board of Directors of Oncogene Science Inc., Cytolclonal Pharmaceuticals, Inc., Inflazyme Pharmaceuticals, Ltd., and Helicon Therapeutics, Inc.

   DR. PRENDERGAST is a co-founder of the Company and has served as a Director since its inception. He has served as Managing Director of Paramount Capital Investments LLC and The Castle Group, Ltd. since October 1991. From 1988 to 1991, he held Post-Doctoral Fellowships in the Department of Biochemistry and Molecular Biology, at Harvard University and the Institute for Blood Diseases at l'Hospital St. Louis in Paris, France. Dr. Prendergast received his M.Sc. and Ph.D. degrees from the University of New South Wales, Sydney, Australia, and a C.S.S. in Administration and Management from Harvard University. Dr. Prendergast currently serves on the Board of Directors of Atlantic Pharmaceuticals, Inc., Avax Technologies, Inc., Avigen, Inc., Ingenex, Inc. and Palatin Technologies, Inc.

   DR. ROSENWALD has served as a Director from the Company's inception and, from July 1991 to June 1992, as its Chairman of the Board of Directors. In addition, from July 1991 through November 1992 he served as President of Xenometrix on a part-time basis. Dr. Rosenwald has been President and Chairman of the Board of Directors of The Castle Group, Ltd. since October 1991 and Chairman of the Board and President of Paramount Capital, Inc. since April 1992. From 1986 to 1991, he was Managing Director, Corporate Finance, of D.H. Blair & Co., Inc. He serves on the boards of directors of Interneuron Pharmaceuticals, Inc. (of which he is a founder and Chairman of the Board of Directors), Biocryst Pharmaceuticals, Inc., Boston Life Sciences, Inc. and Sparta Pharmaceuticals, Inc. as well as several other companies in the medical field. He received his M.D. from Temple University School of Medicine and his B.A. in Finance from Pennsylvania State University. Dr. Rosenwald will not be standing for re-election at the Company's Annual Meeting to be held November 19, 1997.

   MR. SCHUMACHER has been a Director since March 1996. He is Chief Executive Officer of Jefferson Environment, Health & Safety, Washington, D.C., a consulting firm providing its clients with corporate counseling, legislative and regulatory representation, and facilities consultation. From 1979 to 1989 he was Director of Health, Safety and Chemical Regulations for the Chemical Manufacturers Association. From 1977 to 1979 he worked for Eastman Kodak Company, assisting in both corporate and facility health, safety and environmental programs. He received a master's degree in toxicology from the University of Rochester and a law degree from The Catholic University of America. He was appointed to the board pursuant to the Underwriting Agreement between the Company and Barington, dated October 17, 1995 related to the Company's IPO.

   DR. SORENSON has served as a Director since October 1994. Currently, he is on leave from a position as a professor in the College of Business at the University of Colorado at Boulder. From June 1992 to July 1993 he served as Dean of the College of Business at the University of Colorado at Boulder. From 1989 to 1992 he was Adjunct Professor at the Harvard Business School. From 1981 to 1989, he served as Chairman, President and CEO of Barry Wright Corporation, a diversified manufacturing company based in Massachusetts. Dr. Sorenson currently serves as director of Polaroid Corporation, Houghton Mifflin Company, Eaton Vance, Inc., Exabyte Corporation, Whole Foods Market, Inc. and Sweetwater, Inc. Dr. Sorenson received his M.B.A. and D.B.A. from the Harvard University School of Business Administration.

   The Company has agreed for the five-year period ending October 25, 2000, at the request of Barington Capital Group, L.P., ("Barington") to nominate and use its best efforts (including the solicitation of proxies) to elect two designees of Barington to the Board of Directors of the Company. Mr. Schumacher is currently the only designee of Barington on the Board of Directors of the Company.

Glossary of Terms

  Affinity - A measure of the strength of the interaction between a receptor and a ligand.

  Agonist - A chemical which interacts with a receptor and initiates a cellular reaction.

  Analog - A structural derivative of a parent compound which often varies from it by a single element.

  Antagonist - A chemical that negates the effect of an agonist.

  Assay - An analysis of (or analytical process designed to examine) the composition, characteristics or strengths of a substance.

  Bioavailability - The rate and extent of drug absorption from a dosage form.

  Bioinformatics - The science of storing, managing and analyzing biologically related data with the aim of understanding causes of disease, the mechanisms of action of chemical entities, and the development of therapeutic drugs, or pharmacologically active substances.

  Carcinogenic - Capable of causing or contributing to the incidence of cancerous tumors (in humans or test organisms).

  Carcinogenicity - The degree to which an agent is capable of causing cancer.

  Cell Line - A population of animal cells derived from a single precursor, having the characteristic of continuous growth under appropriate conditions. Such lines are often called "immortal" because of this continuous growth capacity, and may be infected with a virus, or contain foreign genes which confer this capacity.

  Cellular - Pertaining to the cell, the plant or animal structure containing genetic material. The basic unit of all organisms.

  Chromosome - Structure of double-stranded DNA; chromosomes are made up of genes and carry genetic information in cells.

  Client Research Laboratory - Xenometrix's service laboratory, which performs assays and contract research for the Company's clients.

  Combinatorial Chemistry - Typically, the application of robotics and systematic changes in chemical structures to produce quickly and inexpensively large numbers, often tens of thousands, of distinct compounds that can be tested for biological activity.

   Cytotoxic - Capable of causing cellular death.

   DNA - Deoxyribonucleic acid; the chemical building block of genes and chromosomes; a double helix sequence of nucleotide base pairs which encode genetic information.

  ELISA (Enzyme Linked ImmunoSorbant Assay) - A system for detecting and quantifying proteins, using antibodies.

  Endpoint - A specific measurement determined to reflect a quantitative or qualitative change. Examples of endpoints in pharmacology include degree of tumor growth suppression, degree of inflammation, and level of gene expression.

  Functional Genomics - The process of determining the role of a newly identified gene and its associated signaling pathway, including the protein encoded by the gene.

  Gene - The fundamental physical unit of heredity. A linear series of deoxyribonucleotides encoding a specific protein, protein part, or function. Chromosomes are made up of genes.

  Genome - The complete set of chromosomes and extra-chromosomal DNA coding for cellular proteins which is contained within every cell of a given species.

  Genomics - Science pertaining to the genome.

  Genotoxicity Assays - Assay systems designed to detect and quantify damage caused to the genetic material (DNA) of a test organism.

  Gene Profile Assays - Assay systems developed by Xenometrix to assess the effects of substances on cells by measuring the activity of specific genes in these cells.

  Heritable - Capable of being passed from one generation of cells to the next.

  High Throughput Screening - A process whereby large numbers of unique chemical entities are assessed for biological activity in a short period of time. Activity screens include, but are not limited to, specific receptor binding and enzyme activity. Chemicals of interest are commonly available in only very small quantities, and may exist as part of a library arising from combinatorial chemistry methodology.

  Hit - The term applied to a compound that has shown biological activity when tested against a specific screening endpoint (commonly receptor-binding).

  In vitro - Outside of the living body, in an artificial environment, literally, "in glass."

  In vivo - In the living body of a plant or animal.

  Induction - A measurable increase in the activity of a specific gene in response to a change in the cellular environment or exposure to a chemical substance.

  Lead Compound - A specific chemical entity which has demonstrated a desired biological activity in a drug development program.

  Lead Optimization - The process of qualifying and modifying a lead compound or "hit" as a viable drug candidate to be further developed.

  Ligand - A molecule or compound capable of binding to a receptor.

  Mechanism of Action - The processes through which a foreign agent exerts an effect on an organism. May include, but is not restricted to, metabolic activities which become accentuated, attenuated or in any way disturbed.

  Medicinal Chemistry - The traditional method of producing and optimizing a drug lead through manual chemical synthesis, often in serial fashion.

  Microtiter Well Plates - A polystyrene (or polypropylene) dish divided into 96 (or 384) separate wells, commonly in a 12 X 8 (or 48 X 32) array. In 96 well plates, each well holds approximately 0.2 ml and permits the independent handling and testing of multiple small volume samples. The 96 well plate is an industry standard for automated drug discovery technologies.

  Molecular - Pertaining to molecules. In this context it pertains to events which occur at the level of biochemical reactions affecting microscopic and submicroscopic processes.

  MRNA - Messenger ribonucleic acid; a complimentary strand of RNA, transcribed from a DNA template, which is ultimately translated into a protein by the cell.

  Mutagenicity - The degree to which an agent is capable of causing a genetic mutation, which is a change in the linear sequence of the nucleotide bases constituting DNA.

  Protein - Molecules composed of amino acids, responsible (as enzymes) for many of the cell's biological reactions, and signaling events.

  Receptor - A molecule on or within a cell membrane to which a substance, such as an agonist or ligand binds.

  Recombinant DNA - DNA which results from the joining of genes, sets or parts of genes, or parts of chromosomes into new combinations. Such DNA molecules are typically generated through laboratory manipulation.

  RNA - Ribonucleic acid. Contains the information required for protein synthesis, and is chemically related to DNA.

  Signal Pathway - The series of modifications that occur to cellular constituents, including proteins and polynucleotides that results from the interaction of a ligand with a receptor.

  Small Molecules - Compounds of low molecular weight. Small molecules are important in many drug categories.

  Small Molecule Technology - The various discovery technologies, such as combinatorial chemistry, applied to small molecule compounds.

  Toxicity - The degree to which a substance exerts toxic effects.

  Toxicology - The study of toxic substances, their structures and properties, and their effects on the various biochemical and genetic processes in living plants and organisms.

  Transcription - The synthesis of mRNA from a DNA template.

  Translation - The synthesis of proteins, which employs the information encoded in mRNA .

  Tumorigenesis - The formation of tumors.

  XenoMatrix - A graphical representation, in the form of a histogram, of data collected from Xenometrix efficacy and safety assessment assays.

                                     Item 2

                                    Property

   The Company's executive offices, research laboratories, manufacturing operations and ancillary operations are located in Boulder, Colorado in a 22,700 square foot facility. The facility is leased is for a six-year period ending July 31, 2002, with two optional renewal periods of three years each.


                                     Item 3

                               Legal Proceedings

   The Company is not a party to any material legal proceedings.

                                    Part II

                                     Item 5

                            Market for Common Stock

   Xenometrix's Units were sold in the Company's initial public offering ("IPO") on October 23, 1995 for $6.75 per Unit. The Units began trading on the NASDAQ SmallCap Market and the Boston Stock Exchange immediately. There was no market for the Common Stock until the Units were split into the Common Stock and the Warrants on April 15, 1996. The Common Stock trades on NASDAQ under the symbol XENO and on the Boston Stock Exchange under the symbol XEN.

   Reported bid prices for the Common Stock on the NASDAQ SmallCap Market are summarized below. Such bid prices reflect interdealer quotations, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

           Quarter Ended:                      High                     Low
           --------------                      ----                     ---
         June 30, 1996                         9.70                    8.00
         September 30, 1996                   10.50                    9.38
         December 31, 1996                    10.50                    8.75
         March 31, 1997                        9.00                    7.50
         June 30, 1997                         8.63                    3.25

   As of September 10, 1997 there were 154 holders of record of the Common
Stock.

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

OVERVIEW

   Since inception, the Company's efforts have been focused upon commercializing its technology in the field of molecular toxicology. Accordingly, the Company's resources were directed primarily at the drug safety and toxicology markets. Recently, the Company has put considerable effort into evaluating the changes that are occurring in pharmaceutical research and development. The Company has concluded that its proprietary gene activation profiles provide valuable information that may be used to help pharmaceutical researchers optimize drug leads. The Company believes its technology can help pharmaceutical companies evaluate and optimize the growing number of drug leads emerging from genetic sequencing, combinatorial chemistry and high throughput screening. While the Company will continue to serve the drug safety and toxicology market, it plans to focus a significant portion of its effort and resources developing and marketing its products and services to pharmaceutical companies for testing, evaluation and optimization of their lead compounds.

   The Company believes that its focus on this market will enable it to expand its business through collaborative arrangements with potential customers and business partners. In this regard, in April 1997, the Company centralized its sales and support operations in Boulder, eliminated field sales positions and created an expanded business development function. This restructuring of these functions is expected to free up resources, which the Company plans to re-deploy to adapt and develop the Company's products and services to better serve the drug discovery and development market. Accordingly, such resources will primarily be used to strengthen its research and product development efforts, such as continued discovery and/or licensing of new genes and building the Company's growing bioinformatics database.

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

  At June 30, 1997, the Company had cash and cash equivalents of $603,000. In order to meet its immediate liquidity needs, the Company has obtained a commitment for an additional $1,000,000 short-term bridge financing line of credit, consisting of a private placement of notes coupled with common stock warrants. The Company estimates that its current resources together with the funds available from the line of credit will be sufficient to meet its operating needs through at least December 31, 1997. The Company is evaluating alternatives for raising additional capital. In the event such financing cannot be consummated, the Company will pursue other sources of financing and will evaluate several options including, but not limited to, significantly curtailing its operations. (See Liquidity and Capital Resources).

RESULTS OF OPERATIONS

   Comparison of the Fiscal Years Ended June 30, 1997 and June 30, 1996

   Net Sales and Services. For the fiscal year ended June 30, 1997, net sales and services increased 14% to $764,000 from $671,000 reported in the prior year. The increase was attributable to increased sales of assay kits and increased service revenue from the Company's client research laboratory. Revenue from product development activities and other sources declined
slightly.   In both fiscal years, revenue from the client research laboratory accounted for slightly more than half of total revenues.

   Gross Profit. For the fiscal year ended June 30, 1997, gross profit declined to $79,000 from $122,000 reported in the prior year. The decrease in gross profit was primarily attributable to higher manufacturing costs, including higher occupancy costs associated with the Company's new and larger facility. In July 1996, Xenometrix entered into an agreement whereby it received certain consideration for relinquishing its former operating lease. (See Note 2 to Financial Statements). Included as part of this consideration are six quarterly installments of $60,000 each, which began in September 1996 and will continue through December 1997. This transaction resulted in a gain of $1,028,000 which was recognized during the quarter ended September 30, 1996. The cash flow from these payments was intended to cover the higher costs associated with the Company's new facility.

   Research and Development Expenses. Research and development expenses for the fiscal year ended June 30, 1997 decreased 5% to $1,067,000 from $1,123,000 reported in the prior year. This decrease was primarily attributable to temporary personnel vacancies in the research and development department.

   Selling, General and Administrative Expenses (SG&A). For the fiscal year ended June 30, 1997, SG&A expenses were $3,058,000, up 23% from $2,489,000 in the prior year. This increase was primarily attributable to costs associated with recruiting and hiring a new President and Chief Executive Officer, increased legal and accounting costs related to an aborted financing effort, expenses of establishing an in-house legal function, costs associated with the Company's relocation to its new facility and costs related to the elimination of the Company's field sales force.

   Net Loss. For the fiscal year ended June 30, 1997, the net loss decreased to $2,842,000 or $0.97 per share from the net loss of $3,467,000 or $1.60 per share, reported for prior year. During the current year, the Company recognized a one-time gain of $1,028,000 from the early termination of an operating lease. During the prior period, the Company incurred an extraordinary charge of $115,000 or $0.05 per share for the early extinguishment of debt.

   Comparison of the Fiscal Years Ended June 30, 1996 and June 30, 1995

   Net Sales and Services. Net sales and services for the year ended June 30, 1996, increased 31% to $671,000 from $514,000 for the prior year, primarily due to increased contract laboratory service revenue and expanded market penetration.

   Gross Profit. Gross profit increased to $122,000, or 18% of revenue, for the year ended June 30, 1996, from $25,000, or 5% of revenue, in the prior year, reflecting efficiencies associated with increased sales volume.

   Research and Development Expense. Research and development expense for the year ended June 30, 1996 decreased 25% to $1,123,000 from $1,492,000 for the prior year, primarily because of: 1) personnel and other expense reductions which were effected prior to the Company's IPO to conserve financial resources; and 2) a portion of the research and development resources were utilized in the year ended June 1996 to perform contract lab services for customers, and were thus charged to cost of revenue.

   Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended June 30, 1996 increased by 29% to $2,489,000 from $1,927,000 for the prior year primarily as a result of the purchase of directors and officers liability insurance, increased sales and marketing activity and compensation for senior executives brought into the management team.

   Other Income. Xenometrix earned $116,000 of grant income in the year ended June 30, 1995 on two grants which were completed by June 1995. There were no such income-producing grants in the year ended June 1996. Xenometrix has obtained a new Phase I SBIR grant which commenced in July 1996. Interest income for the year ended June 30, 1996 increased 171% to $138,000 from $51,000 for the prior year because of interest earned on the investment of the net proceeds of Xenometrix' IPO.

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

   Net Loss. The net loss the year ended June 30, 1996 was $3,467,000, compared with a net loss of $3,227,000 for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1997 the Company's cash and cash equivalents were $603,000 compared to $3,290,000 at June 30, 1996. During the current year $2,414,000 was used to fund the Company's operations, $752,000 was invested in capital expenditures and leasehold improvements, $82,000 was invested in patents, $447,000 was provided by the issuance of a senior subordinated note and $114,000 was provided from the issuance of the Company's common stock upon the exercise of stock options and the conversion of warrants.

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

   Also, in July 1996, Xenometrix entered into an agreement with another company whereby such company is paying Xenometrix certain consideration for relinquishing its former operating lease enabling such company to enter into a new lease on this space. By the terms of the agreement such company paid Xenometrix $700,000 upon Xenometrix' termination of its former lease, paid $18,000 of Xenometrix' actual moving expenses and is paying $360,000 payable in six quarterly installments beginning September 1996 and continuing through December 1997. This agreement resulted in a gain on lease termination of $1,028,000.

   Xenometrix has used substantially all of the $700,000 lease termination incentive and the $204,000 tenant finish allowance for leasehold improvements and equipment purchases for its new facility. Beginning in September 1996, Xenometrix rent expense increased by approximately $16,000 per month.

   Xenometrix has incurred an accumulated deficit of $14,333,000 since inception and expects to continue to incur losses through at least the fiscal year ending June 30, 1999. Xenometrix's future capital requirements may be substantial and will depend on, and could increase as a result of, many factors, including the pace of growth, if any, in sales and services, progress of Xenometrix's research and development programs, the cost of obtaining access to new technology, the cost involved in filing, prosecuting and enforcing patent claims, payments received under prospective collaborative agreements, agreements for and changes in collaborative research relationships, the cost associated with commercialization of its products, the cost and availability of third party financing for capital expenditures, and legal and administrative expense.

     At June 30, 1997, the Company had cash and cash equivalents of $603,000. In order to meet its immediate liquidity needs, the Company has obtained a commitment for an additional $1,000,000 short-term bridge financing line of credit, consisting of a private placement of notes coupled with common stock warrants. The Company estimates that its current resources together with the funds available from the line of credit will be sufficient to meet its operating needs through at least December 31, 1997. The Company is evaluating alternatives for raising additional capital. In the event such financing cannot be consummated, the Company will pursue other sources of financing and will evaluate several options including, but not limited to, significantly curtailing its operations.

RISK FACTORS

   The following risk factors should be read in conjunction with information appearing elsewhere in this report.

   Limited Operating History; History of Operating Losses; Uncertainty of Future Profitability; Going Concern Qualification The Company has a limited operating history and is in the early stage of commercializing its products.
As of June 30, 1997, Xenometrix had incurred cumulative net losses of approximately $14.3 million, and the Company expects to incur additional losses as it attempts to continue to implement its business plan. Losses to date have resulted principally from research, product development, and administrative and selling expense. The Company has yet to generate sufficient revenue to achieve profitability in its operations, and there can be no assurance that the Company will be able to do so in the future. The Company's ability to achieve and maintain profitability depends in part on its ability to successfully market, sell and support its products and services. There can be no assurance when, or if, any of the Company's current or future products will be commercially successful or that the Company will be able to operate profitably in the future. The report on the Company's financial statements for the year ending June 30, 1997 contains an explanatory paragraph relating to the Company's ability to continue as a going concern. See Note 1 to the Company's Financial Statements included herewith.

   Future Capital Needs; Inability to Access Capital Markets The Company estimates that its cash resources at September 25, 1997 together with the funds available from the line of credit, will be sufficient to fund anticipated operating expenses and working capital requirements through at least December
31, 1997.   The Company is evaluating alternatives for raising additional capital. Changes in the Company's business or business plan could affect the Company's capital requirements. The Company's future capital requirements will depend on many factors, including the cost of manufacturing activities, its ability to market its products successfully, the size of its research and development programs, the length of time required to collect accounts receivable, competing technological and market developments, costs associated with and the timing relating to the implementation of the Company's business strategy. The Company's ability to satisfy future capital needs will depend on conditions in the securities markets generally and in the market for the securities of small capitalization biotechnology companies in particular. There can be no assurance that the Company will be able to raise any additional funds required to conduct its operations, that any such funds will be available on terms acceptable to the Company or that existing stockholders will not suffer substantial dilution as a result of subsequent financings.

   Limited Success in the Drug Safety and Toxicology Market Until recently, the Company's efforts have been focused upon commercializing its technology in the field of molecular toxicology. Accordingly, the Company's products, services and marketing efforts have been targeted toward customers performing toxicology and drug safety testing. These toxicology and drug safety customers have been slow to adopt the Company's products and services as part of their standard testing procedures. The Company has had limited success in penetrating this market, with product sales of approximately $764,000 for the year ended June 30, 1997. Although the Company intends to continue to serve the drug safety and toxicology market, in the first calendar quarter of 1997 the Company shifted its principal business and marketing focus to serving the needs of the drug discovery and development market. For these and other reasons, Xenometrix does not anticipate that sales in the toxicology and drug safety market will increase materially in the near term, and it is possible that such sales will decline in future periods.

   Risks of Entering a New Principal Market The Company believes that its gene response profiling technology can be used to assist pharmaceutical companies in identifying and optimizing lead drug compounds and to address the increasing backlog of compounds awaiting evaluation which are emerging from new drug discovery technologies such as gene sequencing, combinatorial chemistry and high throughput screening. Accordingly, in early 1997, the Company shifted its principal strategy and marketing efforts to focus on the drug discovery and development market.

   The Company has not historically focused on the drug discovery and development market and has limited experience marketing its products and services outside the drug safety and toxicology market. Although some drug researchers have used the Company's existing products and services as part of lead identification and optimization activities, the Company has not yet made any significant sales in this new market segment. The new market being targeted by the Company has different characteristics than the toxicology and drug safety market previously targeted by Xenometrix. Penetrating this new market segment is likely to require research and development efforts, product and service offerings, pricing structures, business development methods, marketing personnel and customer support that differ significantly from those previously used by the Company. For example, drug developers are generating, at increasing rates, large numbers of potential lead drug compounds which require evaluation and optimization. In order to become an effective tool in the drug discovery and development market, therefore, the Company believes its technology will need to be adapted to facilitate automated testing of large numbers of compounds in smaller quantities with equal or greater specificity than its assays currently provide. The Company may also need to add additional gene lines to its existing assay products to provide a broader range of gene expression information on compounds which are being screened. If the Company is unable to adapt its products and services to permit such broader-based, high volume screening, it is unlikely that the Company will be able to penetrate the drug discovery and development market.

   The Company's strategy is to focus upon the drug discovery and development market and, therefore, it will be subject to the difficulties and uncertainties associated with this new market, including lack of industry acceptance, increasing competition, advances in technology and changes in laws, regulations and industry practices. There can be no assurance that the Company's products and services can be successfully adapted to meet the needs of this new market, that these products and services will be received positively by clients in this new market segment or that the Company will be able to generate sufficient revenue from sales in this new market segment to achieve profitability.

   Dependence Upon Emerging Market; No Assurance of Market Acceptance The Company believes that it is likely that any significant increases in revenues in future periods will be derived from sales to the drug discovery and development market. The market for identifying and optimizing lead drug compounds is new and evolving. The backlog of compounds awaiting secondary screening and optimization is a relatively recent occurrence, resulting from the use by drug researchers of new technologies (such as gene sequencing, combinatorial chemistry and high throughput screening) to create large numbers of potential lead drug compounds. The Company's future financial performance, therefore, will be highly dependent upon the development and growth of this market and the methods that drug researchers adopt or develop to identify and optimize lead compounds.

   In order for Xenometrix to achieve broad market acceptance of its products in drug lead identification and optimization applications, the Company must demonstrate to drug researchers that its assays are useful and cost- effective supplements to existing drug discovery and development technology and techniques. There can be no assurance that the Company's existing or future products will be commercially accepted by drug researchers. The Company's targeted customer base may not change its current testing methods, may choose to adopt methods marketed by competitors of the Company or may refuse to make the investment necessary to purchase the Company's products. If market acceptance of the Company's products does not develop, the Company's prospects may be materially adversely affected.

   Dependence Upon Collaborative Arrangement One of the Company's strategies to penetrate the drug discovery and development market is to enter into various collaborative and licensing arrangements with major pharmaceutical corporations and drug discovery firms. The Company recently reorganized its marketing department in order to focus on identifying and cultivating corporate partnering relationships. These arrangements may be necessary in order to obtain additional gene lines or gain access to additional technologies so that the Company's products and services can be adapted to the needs of the drug discovery and development market, to establish joint marketing relationships with other firms whose technology can be used in drug discovery and development, to obtain access to additional drug compounds so that the Company's bioinformatics database can be built and expanded, or to establish the utility of the Company's technology in the drug discovery and development process.

   It is common for biotechnology companies to have one or more significant corporate partners or collaborative relationships. The Company has very limited experience with respect to such relationships and, the Company has only recently entered into its first collaborative arrangements, a technology alliance and cross-license agreement with Oncogene Science, Inc.. There can be no assurance that the Company will be successful in entering into any other such arrangements on terms acceptable to Xenometrix, that any collaborative partner will perform its responsibilities under any such arrangement or that any or all of the contemplated benefits from such collaborative arrangements will be realized. The failure of the Company to successfully develop such relationships would have a material adverse effect on the Company's business and results of operations.

   Uncertainties Regarding Product Development and Technological Change Rapid technological developments are expected to continue in the fields of drug development and discovery, molecular response assessment and toxicology testing. The Company believes that its future success will depend upon its ability to develop, manufacture and market products and services that meet changing or emerging customer needs and to anticipate successfully or respond to technological changes on a cost effective and timely basis. Although the Company is considering new products for commercial development, such development depends upon the Company's ability to obtain adequate funding, make satisfactory technical progress and validate the commercial potential of such products. There can be no assurance that any of the Company's products that are currently in the research and development stage will be successfully developed, that technological changes will not render the Company's products obsolete, that the Company's existing products and services can be successfully adapted to serve the needs of the drug discovery and development market or that the Company will be able to keep pace with technological developments.

   Uncertainties Regarding Patents and Proprietary Rights The Company believes that patents and other proprietary rights are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

   The Company's core technology is exclusively licensed from Harvard University, the University of California at Berkeley and other entities. The licensed technology relates to eukaryotic and bacterial gene profiling assays and genotoxicity assays. Such license agreements cover three U.S. and six foreign patents that have been issued, a U.S. application that has been allowed, two European applications that have been allowed, and certain additional patent applications. In general, these license agreements (i) provide for the payment of royalties on net sales of products covered by the licensed technology, (ii) provide for certain minimum royalties, and (iii) terminate upon the expiration of the last to expire patent included in the license. If the Company fails to meet its obligations under any such agreement, including payment of minimum royalties, such agreements may be terminated by the licensors. The Company is current on its obligations under its license agreements. The Company owns two patent applications covering aspects of its core technologies.

   The Company has obtained an exclusive worldwide license to two issued U.S. patents that cover methods and kits for determining disturbances in cell homeostasis using bacterial promoters fused to reporter genes. In addition, the Company has an exclusive worldwide license under several issued patents to a process for detecting potential carcinogens by monitoring deletions in the yeast genome.

   The Company has also obtained a worldwide exclusive license for a microbiological system for the detection and identification of mutagens. This technology is a modification and improvement over the widely accepted Ames assay.

   The Company's success will depend in part upon its ability to obtain patent protection for its products, services and technologies, and to operate without infringing the proprietary rights of third parties. Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which important legal principles are largely unresolved. Accordingly, no predictions can be made regarding the breadth or enforceability of claims issued or allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the U.S. Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights, will be commercially valuable, will provide competitive advantages to the Company and its present or future collaborative partners or licensees, or will not be challenged, narrowed, invalidated or circumvented. Further, there can be no assurance that patents will be granted with respect to any of the Company's or licensor's pending patent applications or with respect to any patent applications filed by the Company in the future. Moreover, upon allowance, patents in certain countries are published for opposition before final grant. If the grant of any of the Company's or its licensor's patents is opposed, there is no assurance that the Company will be successful in defending against such opposition. In any event, such opposition could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that any efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful.

   The drug discovery industry, including screening technology companies, has become intensely competitive. This industry has a history of patent litigation and will likely continue to have patent litigation concerning drug discovery technologies. A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's technology. Some of the technologies, applications or patents of these entities may conflict with the Company's technologies, the patents and patent applications licensed by the Company, or the Company's patent applications. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in certain other countries generally are not published until more than eighteen months after they are filed and because publication of discoveries in scientific or patent literature often lag behind the date of actual discoveries, the Company cannot be certain that it or any of its licensors was the first creator of inventions covered by pending patent applications or that it or any such licensor was the first to file patent applications for such inventions. If an issue regarding priority of inventions were to arise with respect to any of the patents or patent applications of the Company or its licensors, the Company might have to participate in one or more interference proceedings declared by the U.S. Patent and Trademark Office or similar agencies in other countries to determine priority of invention, which could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company.

   In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or its licensors, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial costs to and diversion of resources by the Company. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to obtain alternative non-infringing technology, require the Company to cease using the subject technology or require the Company to license the subject technology from the third party, all of which could have a material adverse effect upon the Company's business, financial condition and results of operations. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially reasonable terms, if at all, and if these licenses are not obtained, the Company might be prevented from using certain of its technologies. To the extent consistent with its business objectives, the Company intends to resolve any such conflicts that develop through negotiation or by entering into licensing arrangements regarding the disputed technology. The Company's failure to obtain a license to any technology that it may require to continue its efforts to develop drug discovery products and services may have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company is aware that patents have issued or may issue on certain targets and gene endpoints and related technology or their use in screening assays that could prevent the Company and its collaborators from developing screening assays using such targets or endpoints, or relate to certain other aspects of technology utilized or expected to be utilized by the Company.

   In addition to patent protection, Xenometrix also relies upon copyright, trademark and trade secret protection for its confidential and proprietary information. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, the Company requires employees and consultants to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other confidential information or that adequate remedies would exist in the event of such unauthorized use or disclosure. The loss or exposure of trade secrets possessed by the Company could adversely affect its business. Like many high technology companies, Xenometrix may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by the Company. Although the Company requires its employees to maintain the confidentiality of all confidential information of previous employers, there can be no assurance that the Company or these individuals will not be subjected to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.

   Competition   Competition in the drug discovery and development sector of the biotechnology industry is intense. The Company believes that its assays may be used throughout the secondary screening and lead optimization portions of the drug discovery process. The Company, therefore, faces competition from firms which are pursuing the same or similar technologies as those which constitute the Company's technology platform, as well as from all other technologies or processes that are or can be used by drug developers to develop "hits" into lead compounds or to optimize lead compounds into drug development candidates. The Company faces competition both from other firms which, like Xenometrix, are developing drug discovery tools and services and from drug researchers using their own proprietary drug discovery methods in house. As a result, the Company faces competition from large pharmaceutical companies, biotechnology companies, academic and research institutions and government agencies.

   The Company's technology platform principally consists of using genetically engineered cell based assays to measure gene activity. The Company also is working to develop high throughput screening capabilities for its assays. A number of pharmaceutical and biotechnology companies are active in the areas of gene expression assays and high throughput screening. Such competitors include Aurora Biosciences Corporation, Digital Gene Technology, Inc., Ligand Pharmaceuticals Inc., Cadus Pharmaceutical Corporation, Pharmacopeia, Inc., and Oncogene Science Inc. The Company is aware that several other private companies, including Tularik Inc., Signal Pharmaceuticals Inc. and Scriptgen Pharmaceuticals, Inc., are pursuing drug discovery using gene transcription methods. In addition, the Company faces competition from traditional methods used by drug researchers to identify and optimize lead compounds, such as receptor binding assays, other in vitro assays and animal testing.

   There can be no assurance that pharmaceutical and biotechnology companies which compete with the Company in specific areas will not merge or enter into joint ventures or other alliances with one or more other such companies and become more substantial competitors offering a broader platform of drug discovery products and services. In addition, genomics, combinatorial chemistry and primary screening firms, recognizing the growing bottleneck of compounds awaiting evaluation and optimization, may also expand their businesses to include secondary screening, optimization and assay development, either alone or pursuant to alliances with others.

   It is very common in the drug discovery industry for biotechnology firms to have one or more significant corporate partners or collaborative arrangements. An important part of the Company's strategy is to enter into such arrangements with major pharmaceutical companies and other drug discovery firms. The Company, therefore, competes for opportunities to enter into promising collaborative arrangements with other biotechnology firms and also competes for the limited funds which major pharmaceutical firms can commit to outsourced lead identification and optimization activities.

   The Company also competes with firms developing new or alternative methods of drug discovery, such as rational drug design and DNA probe technology, which may eliminate or significantly alter the market for identifying and optimizing lead drug compounds. The Company's technological approaches may be rendered obsolete or uneconomical by advances in existing technological approaches or the development of different approaches by one or more of the Company's current or future competitors.

   Historically, pharmaceutical and biotechnology companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for the Company's products and services, have developed or are developing, at substantial cost, internal programs and methodologies to approach drug discovery efforts. The Company competes with the processes internally developed by pharmaceutical and biotechnology companies, who must be convinced that Xenometrix's drug discovery products and services justify outsourcing a portion of these activities to the Company.

   As a result of drug discovery industry characteristics, many companies that could be customers or collaborators of Xenometrix may also be actual or potential competitors, either alone or in combination with other firms. Many of Xenometrix's actual or potential competitors have been addressing the drug discovery market for a longer period of time than the Company, have already established corporate partnering relationships and have significantly greater financial and other resources than those available to the Company. There can be no assurance that the Company will be able to develop products which are competitive with those offered by existing or future competitors. See "Management's Discussion and Analysis--Risk Factors--Competition".

   Fluctuations in Operating Results The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of product development and commercialization programs of the Company's customers, the timing and terms of collaborative or corporate partner agreements entered into by Xenometrix, the timing of increased research and development and sales and marketing expenses, the timing and size of orders and the introduction of new products by the Company and by competitors. The Company's current and planned expense levels are based in part on its expectations as to future revenue. Consequently, revenue and operating results may vary significantly from quarter to quarter or year to year and revenue and operating results in any period will not necessarily be predictive of results in subsequent periods.

   Manufacturing; Dependence on Outside Suppliers Although Xenometrix has produced quantities of certain of its products for limited sales, it has no experience in manufacturing its products in large commercial quantities, and there can be no assurance that it will be able to make a successful transition, if necessary, to large-scale commercial production or to manufacture its products at a commercially viable cost.

   Certain key components and raw materials used in the manufacturing of the Company's products are currently provided by single source vendors. Although the Company believes that alternative sources for such components and raw materials are available, an interruption in the supply of a sole-sourced raw material would have a material adverse effect on the Company's ability to manufacture products until a new source of supply was qualified and, as a result, might have a material adverse effect on the Company's business. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products and/or the performance of the product. Also, because the Company is a small customer of many of its suppliers, there can be no assurance that suppliers will devote adequate resources to supplying the Company's needs.

   Dependence Upon Key Personnel The Company depends on the services of certain key personnel, particularly those of Stephen J. Sullivan, its President and Chief Executive Officer, Ronald L. Hendrick, its Executive Vice President of Operations, Finance and Administration and Chief Financial Officer, Dr. Pauline Gee, its Vice President of Research and Development and Dr. Mark B. Benjamin, its Vice President of Business Development. The Company does not maintain key man insurance policies on the lives of any of its executives. Currently, Mr. Sullivan, Mr. Hendrick, Dr. Gee and Dr. Benjamin have employment agreements with the Company. Xenometrix believes that the loss of the services of any of these executives could have a material adverse effect on the Company.

   In the future, the Company may seek to hire additional personnel. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the loss of any such qualified employees, or an inability to attract, retain and motivate any additional highly skilled employees necessary for the expansion of the Company's activities, could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its existing personnel or to attract additional qualified employees.

   Risk of Contamination The Company relies heavily on the maintenance and distribution of mammalian, bacterial and yeast cells for the manufacturing of its various products. Although rare, contamination of cell culture, particularly mammalian culture, by the introduction of agents such as molds, fungi, mycoplasma or bacteria, is a risk associated with these processes. It is possible for assays to perform aberrantly as a consequence of undetected contamination. If such contamination were to be detected, the Company might be required to halt production of particular assay(s) in order to establish the cause and eliminate such contamination. The Company has established quality control standards for minimizing the potential for contamination, and for effectively eliminating contamination after it is detected, but cannot guarantee that such contamination will not occur.

   Hazardous Materials The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Although the Company maintains workers' compensation and liability insurance, there can be no assurance that, in the event of such an accident, the Company would not be held liable for any damages that result, that the Company's insurance coverage would be adequate to cover such liabilities or that any such excess liability would not exceed the resources of the Company. The Company may incur substantial costs of compliance with environmental regulations if the Company expands its manufacturing capacity.

   Product Liability; Availability of Insurance Although the Company has obtained product liability insurance, there can be no assurance that it will be able to maintain such insurance on acceptable terms or that insurance will provide adequate coverage against potential liabilities.

   Anti-Takeover Effects of Certain Provisions of Certificate of Incorporation and By-laws The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of Preferred Stock, par value $.001 per share. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the stockholders, and may include voting rights (including the right to vote as a class or series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. The issuance of any Preferred Stock could materially adversely affect the rights of holders of Common Stock and, therefore, could reduce the value of the Common Stock. In addition, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party, thereby preserving control of the Company by present stockholders. The issuance of Preferred Stock may, in some circumstances, deter or discourage takeover attempts and other changes in control of the Company, including takeovers and changes in control which some holders of the Common Stock may deem to be in their best interests and in the best interests of the Company, by making it more difficult for a person who has gained a substantial equity interest in the Company to obtain voting control or to exercise control, thereby effectively preserving control of the Company for the current controlling stockholders.

   The Company's Certificate of Incorporation and By-laws (the "Charter Documents") provide that (i) the Company's Board of Directors may fix the number of Directors, (ii) the Company's Board of Directors may fill any vacancies of the Board of Directors, (iii) stockholders may not act by written consent and (iv) any stockholder proposals or director nominations be submitted to the Company well in advance of the mailing of the Company's proxy statement. These provisions in certain circumstances could discourage a future attempt to acquire control of the Company, make it more difficult for stockholders to change the composition of the Company's Board of Directors or management team and make a proxy contest a less effective means of removing or replacing existing directors or effecting a change in control of the Company which is opposed by the Board of Directors.

                                     Item 7

                              Financial Statements

   The financial statements begin on page F1.




                                    Part III

                               Items 9 through 12

   The information contained in the Xenometrix Proxy Statement for the annual meeting of stockholders proposed to be held November 19, 1997, under the headings, "Election of Directors", "Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", "Certain Relationships and Related Transactions" and "Principal Stockholders" is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 1997.

                                    Part IV

                                    Item 13

                        Exhibits and Reports of Form 8-K


Reports on Form 8-K

Xenometrix filed no reports on Form 8-K during the quarter ended June 30, 1997.


Exhibits

       Exhibit
       Number                               Description of Document
       ------                               -----------------------
        3.1+               Certificate of Incorporation of the Registrant, filed with the Secretary of State of Delaware on June 15, 1992.
        3.2+               Certificate of Merger of the Registrant filed with the Secretary of
                             State of Delaware on July 29, 1992.
        3.3+               Certificate of Amendment of Certificate of Designation of the 5%
                             Cumulative Convertible Series A Preferred Stock of the Registrant.
        3.4+               Certificate of Amendment of Certificate of Designation of the 5%
                             Cumulative Convertible Series B Preferred Stock of the Registrant.
        3.5+               Certificate of Amendment of Certificate of Incorporation of the
                             Registrant with regard to the reverse stock split.
        3.6+               Amended and Restated By-Laws of the Registrant.
        3.7+               Certificate of Amendment of Certificate of Incorporation of the Registrant
                            with regard to the addition of Article XII.
        3.8+               Certificate of Elimination of the 5% Cumulative Convertible
                             Series A Preferred Stock of the Registrant.
        3.9+               Certificate of Elimination of the 5% Cumulative Convertible
                             Series B Preferred Stock of the Registrant.
        3.10+              Certificate of Amendment of Certificate of Incorporation of the Registrant
                             with regard to the reduction of the number of the Registrant's authorized shares.
        3.11+              Amendment to the Amended and Restated By-laws of the Registrant as approved by the Registrant's Board of Directors on September 12th, 1995
                             and September 27th, 1995.
        4.1+               Certificate representing shares of Common Stock.
        4.2+               Warrant.
        4.3+               Warrant Agreement.
        10.1+              Form of Indemnity Agreement between the Registrant and its directors and executive officers.
        10.2+              Employment Agreement, dated as of October 5, 1995, between the
                             Registrant and Edson D. de Castro.
        10.3+              Employment Agreement, dated as of October 5, 1995, between the
                             Registrant and John H. Wheeler.
        10.4+              Employment Agreement, dated as of October 5, 1995, between the
                             Registrant and Ronald L. Hendrick.
        10.5+              Employment Agreement, dated as of October 5, 1995, between the
                             Registrant and Pauline Gee.
        10.6+              Consulting Agreement, dated as of May 25, 1995, between the Registrant and Spencer B. Farr.
        10.7+              Amended and Restated Stock Option Plan of the Registrant.

       Exhibit
       Number                             Description of Document
       ------                             -----------------------
         10.8+             1993 Non-Employee Directors Stock Option Plan of the Registrant.
         10.9+             Form of Proprietary Information and Inventions Agreement between the
                             Registrant and each of its employees.
         10.10+            Voting Agreement, dated as of December 2, 1994, among the Registrant and certain of its stockholders.
         10.11+            Registration Rights Agreement, dated as of December 31, 1991, between the Registrant and certain of its stockholders.
         10.12+            Form of Subscription and Preferred Stock Purchase Agreement between the
                             Registrant and each purchaser of shares of its 5% Cumulative Convertible
                             Series A Preferred Stock.
         10.13+            Form of Warrant for the Purchase of shares of 5% Cumulative Convertible
                             Series A Preferred Stock of the Registrant.
         10.14+            Form of Preferred Stock Purchase Agreement among the Registrant and the purchasers of shares of its 5% Cumulative Convertible Series B Preferred
                             Stock.
         10.15+            Form of Amendment No. 2 to Subscription and Preferred Stock Purchase
                             Agreement among the Registrant and the purchasers of shares of its 5%
                             Cumulative Convertible Series A Preferred Stock.
         10.16+**          Exclusive License Agreement, effective October 1, 1994, between the
                             Regents of the University of California and the Registrant.
         10.17+**          License Agreement, effective January 18, 1992, between the President and
                             Fellows of Harvard College and the Registrant.
         10.18+**          License Agreement, dated May 27, 1992, among GeneBioMed, Inc., Robert
                             Schiestl and Venmark Ltd.
         10.19+            Lease Agreement, dated January 8, 1993, between Wilderness Place, Ltd.
                             and the Registrant.
         10.20+            Exchange Agreement, dated as of January 31, 1993, between D.H. Blair
                             Holdings, Inc. and the Registrant.
         10.21+            Amendment to Preferred Stock Purchase Agreement, dated as of May 6,
                             1994, among the Registrant and the purchasers of Shares of its 5%
                             Cumulative Convertible Series B Preferred Stock.
         10.22*            License Agreement dated January 1, 1996 between Stanford University and the
                             Registrant.
         10.23**           License Agreement dated  June 4, 1996 between The Wistar Institute and the
                             Registrant.
         10.24***          Lease dated July 1, 1996 between Flatirons Cottonwood, Inc. and the Registrant.
         10.25***          Lease Termination Agreement effective July 1996 between Wilderness Place, Ltd.
                             and the Registrant.
         10.26***          Lease Takeover Agreement effective July 1996 between NexStar Pharmaceuticals, Inc.
                             and the Registrant.
         10.27#            Employment Agreement, dated December 31, 1996, between the Company and
                           Stephen J. Sullivan.
         10.28             Employment Agreement, dated September 19, 1997, between the Company and
                           Mark B. Benjamin.
         23.1              Consent of Price Waterhouse LLP.
         27.1              Summary Financial Information Schedule.


---------------
+ Incorporated herein by reference from Xenometrix's Form SB-2 Registration Statement, Registration No. 33-96636-D, dated October 17, 1995.

* Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended December 31, 1995.

** Xenometrix has or is applying for confidential treatment with respect to portions of these exhibits.

***Incorporated herein by reference from Xenometrix's Form 10-KSB for the fiscal year ended June 30, 1996.

#    Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended December 31, 1996.

                                   Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, Xenometrix caused this report to be signed on its behalf.

                                       XENOMETRIX, INC.


                                       /s/ Stephen J. Sullivan
September 25, 1997                     Stephen J. Sullivan
                                       President, Chief Executive Officer
                                       And Director




                                       /s/ Ronald L. Hendrick
September 25, 1997                     Ronald L. Hendrick
                                       Executive Vice President and
                                       Chief Financial Officer


Pursuant to the Exchange Act, this report has been signed on behalf of Xenometrix and in the capacities indicated.




  /s/ Edson D. de Castro                     Chairman of the Board             September 25, 1997
  Edson D. de Castro



  /s/ Walter M. Lovenberg
  Walter M. Lovenberg, Ph.D.                 Director                          September 25, 1997



  /s/ John K. A. Prendergast
  John K. A. Prendergast, Ph.D.              Director                          September 25, 1997



  /s/ Lindsay A. Rosenwald
  Lindsay A. Rosenwald, MD                   Director                          September 25, 1997



  /s/ Randal P. Schumacher
  Randal P. Schumacher                       Director                          September 25, 1997



  /s/ Ralph Z. Sorenson
  Ralph Z. Sorenson, DBA.                    Director                          September 25, 1997

                                XENOMETRIX, INC.

                          Index to Financial Statements


                                                                                                      Page
                                                                                                      ----
Report of Independent Accountants..............................................................        F-2
Balance Sheet as of June 30, 1997 and 1996.....................................................        F-3
Statement of Operations for the Years Ended June 30, 1997 and 1996.............................        F-4
Statement of Changes in Stockholders' Equity for the Years Ended June 30, 1997 and 1996........        F-5
Statement of Cash Flows for the Years Ended June 30, 1997 and 1996.............................        F-6
Notes to Financial Statements..................................................................        F-7


                        Report of Independent Accountants


To the Board of Directors and
Stockholders of Xenometrix, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Xenometrix, Inc. (the "Company") at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of approximately $14,333,000 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Boulder, Colorado
August 28, 1997

                                XENOMETRIX, INC.

                                  Balance Sheet

                                                                                     June 30
                                                                            ----------------------------
                                                                                 1997            1996
                                                                            ------------    ------------
Assets
Cash and cash equivalents ...............................................   $    603,000    $  3,290,000
Accounts receivable, net of $35,000 and $12,000 allowance for
    doubtful accounts in 1997 and 1996, respectively ....................        223,000         137,000
Account receivable from termination of lease ............................        115,000              --
Inventory, net ..........................................................        101,000         146,000
Prepaid expense and deposits ............................................        211,000         172,000
                                                                            ------------    ------------

          Total current assets ..........................................      1,253,000       3,745,000
Property and equipment, net .............................................        860,000         335,000
Patents, net of accumulated amortization of $300,000 in
    1997 and $179,000 in 1996 ...........................................        338,000         377,000
                                                                            ------------    ------------
                                                                            $  2,451,000    $  4,457,000
                                                                            ============    ============

                                     Liabilities And Stockholders' Equity

Accounts payable ........................................................   $    268,000    $    279,000
Accrued liabilities .....................................................        443,000         210,000
Senior promissory notes, net of discount ................................        275,000              --
                                                                            ------------    ------------

          Total current liabilities .....................................        986,000         489,000
                                                                            ------------    ------------
Commitments and Contingencies (Note 4)

Stockholders' Equity:
Preferred stock -- $0.001 par value; 5,000,000 shares authorized,
   no shares issued and outstanding at June 30, 1997 and 1996 ...........             --              --
Common stock -- $0.001 par value; 20,000,000 shares
   authorized,  2,945,000 and 2,912,000 shares issued and
    outstanding at June 30, 1997 and 1996, respectively ..................         3,000           3,000
Additional paid-in capital ...............................................    15,795,000      15,456,000
Accumulated deficit ......................................................   (14,333,000)    (11,491,000)
                                                                            ------------    ------------
          Total stockholders' equity .....................................     1,465,000       3,968,000
                                                                            ------------    ------------
                                                                            $  2,451,000    $  4,457,000
                                                                            ============    ============




              The accompanying notes are an integral part of these
                             financial statements.

                                XENOMETRIX, INC.

                             Statement of Operations

                                                              Year Ended June 30,
                                                          --------------------------
                                                              1997           1996
                                                          -----------    -----------
Net sales and services ................................   $   764,000    $   671,000
Cost of sales and services ............................       685,000        549,000
                                                          -----------    -----------
  Gross profit ........................................        79,000        122,000
                                                          -----------    -----------

Research and development ..............................     1,067,000      1,123,000
Selling, general and administrative ...................     3,058,000      2,489,000
                                                          -----------    -----------
  Total operating expense .............................     4,125,000      3,612,000
                                                          -----------    -----------
Operating loss ........................................    (4,046,000)    (3,490,000)
  Grant income ........................................        64,000             --
  Interest income, net ................................       112,000        138,000
  Gain on early termination of lease ..................     1,028,000             --
                                                          -----------    -----------
          Loss before extraordinary item ..............    (2,842,000)    (3,352,000)
Extraordinary loss--Early extinguishment of debt.......            --       (115,000)
                                                          -----------    -----------
          Net loss ....................................   $(2,842,000)   $(3,467,000)
                                                          ===========    ===========

Loss per common share:
          Loss before extraordinary item ..............   $     (0.97)   $     (1.55)
          Extraordinary item ..........................            --          (0.05)
                                                          -----------    -----------
          Net loss.....................................   $     (0.97)   $     (1.60)
                                                          ===========    ===========

Weighted average shares outstanding ...................     2,932,000      2,165,000
                                                          ===========    ===========







              The accompanying notes are an integral part of these
                             financial statements.

                                XENOMETRIX, INC.

                  Statement of Changes in Stockholders' Equity


                                                                                  Convertible
                                              Common Stock                      Preferred Stock
                                     ------------------------------      ------------------------------
                                        Shares            Amount            Shares            Amount
                                     ------------      ------------      ------------      ------------
Balance at June 30, 1995 .......          551,000      $      1,000         7,798,000      $      8,000

Stock options exercised ........            7,000
Net proceeds of initial public
  offering .....................        1,236,000             1,000
Conversion of Preferred Stock to
  Common Stock .................        1,116,000             1,000        (7,798,000)           (8,000)
Grant of common stock and stock
  options for consulting .......            2,000
services
Net loss .......................
                                     ------------      ------------      ------------      ------------
Balance at June 30, 1996 .......        2,912,000             3,000                 0                 0

Stock options exercised ........           29,000
Public warrants exercised ......            4,000
Proceeds attributable to
warrants issued with senior ....
promissory notes
Net loss .......................
                                     ------------      ------------      ------------      ------------
Balance at June 30, 1997 .......        2,945,000      $      3,000                 0      $          0
                                     ============      ============      ============      ============


                                               Additional
                                                paid-in        Accumulated
                                                capital          deficit             Total
                                              ------------     ------------      ------------
Balance at June 30, 1995 ...........          $  8,673,000     $ (8,024,000)     $    658,000

Stock options exercised ............                33,000                             33,000
Net proceeds of initial public
  offering .........................             6,676,000                          6,677,000
Conversion of Preferred Stock to
  Common Stock .....................                 7,000
Grant of common stock and stock
  options for consulting services                   67,000                             67,000
Net loss ...........................
                                                                 (3,467,000)       (3,467,000)
Balance at June 30, 1996 ...........          ------------     ------------      ------------
                                                15,456,000      (11,491,000)        3,968,000
Stock options exercised ............
Public warrants exercised ..........                87,000                             87,000
Proceeds attributable to                            27,000                             27,000
warrants issued with senior ........
promissory notes                                   225,000                            225,000
Net loss ...........................
                                                                 (2,842,000)       (2,842,000)
Balance at June 30, 1997 ...........          ------------     ------------      ------------
                                              $ 15,795,000     $(14,333,000)     $  1,465,000
                                              ============     ============      ============



              The accompanying notes are an integral part of these
                             financial statements.

                                XENOMETRIX, INC.

                             Statement of Cash Flows


                                                                                    Year Ended June 30,
                                                                                ----------------------------
                                                                                   1997             1996
                                                                                -----------      -----------
Cash flows from operating activities:
Net loss ..................................................................     $(2,842,000)     $(3,467,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .........................................         334,000          251,000
    Provision for inventory obsolescence ..................................          52,000               --
    Provision for doubtful accounts .......................................          23,000           19,000
    Net book value of retired assets ......................................          14,000               --
    Early extinguishment of debt issuance cost ............................              --          115,000
Changes in assets and liabilities:
    Accounts receivable ...................................................        (109,000)         (47,000)
    Receivable from termination of operating lease ........................        (115,000)              --
    Inventory .............................................................          (7,000)         (52,000)
    Prepaid expense and deposits ..........................................          14,000         (117,000)
    Accounts payable and accrued liabilities ..............................         222,000         (132,000)
                                                                                -----------      -----------
    Net cash used in operating activities .................................      (2,414,000)      (3,430,000)
                                                                                -----------      -----------
Cash flows from investing activities:
    Capital expenditures ..................................................        (752,000)        (223,000)
    Patent acquisition cost ...............................................         (82,000)        (198,000)
                                                                                -----------      -----------
    Net cash used in investing activities .................................        (834,000)        (421,000)
                                                                                -----------      -----------
Cash flows from financing activities:
    Net proceeds from issuance of senior promissory notes and warrants ....         447,000          875,000
    Repayment of senior subordinated note .................................              --       (1,000,000)
    Net proceeds from issuance of common stock ............................         114,000        6,777,000
                                                                                -----------      -----------
    Net cash provided by financing activities .............................         561,000        6,652,000
                                                                                -----------      -----------
    Net change in cash ....................................................      (2,687,000)       2,801,000
Cash and cash equivalents at beginning of year ............................       3,290,000          489,000
                                                                                -----------      -----------
Cash and cash equivalents at end of year ..................................     $   603,000      $ 3,290,000
                                                                                ===========      ===========

Non-cash investing and financing activities:
    Common stock options issued for consulting services ...................                      $    67,000
                                                                                                 ===========

Supplemental disclosure of cash flow information:
    Interest paid .........................................................     $     1,000      $    27,000
                                                                                ===========      ===========









    The accompanying notes are an integral part of these financial statements

                                XENOMETRIX, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Xenometrix, Inc. ("Xenometrix" or the "Company"), a Delaware corporation, is a biotechnology company with proprietary gene response profiling technology designed to help the pharmaceutical industry improve the effectiveness of drug discovery and development. Xenometrix genetically engineers living cells with gene promoters which enable researchers to quantify the level of gene induction when the cells are exposed to pharmaceutical compounds. This proprietary platform technology can be used by pharmaceutical and biotechnology companies to optimize drug leads. Xenometrix offers this technology in the form of molecular information assays to be used by customers in their laboratories. The Company also offers a Client Research Laboratory service whereby customers send their compounds to Xenometrix for testing and evaluation. Xenometrix was incorporated on July 24, 1991.

Financial Condition

At June 30, 1997, Xenometrix had an accumulated deficit of $14,333,000 and has incurred losses subsequent to June 30, 1997. It also has significant future cash requirements related to the further development of its research, product development and manufacturing operations. At June 30, 1997, the Company had cash and cash equivalents of $603,000. In order to meet its immediate liquidity needs, the Company has obtained a commitment for an additional $1,000,000 short-term bridge financing line of credit, consisting of a private placement of notes coupled with common stock warrants. This line of credit has the same terms as the Senior promissory notes, more fully described in Note 5. The Company estimates that its current resources together with the funds available from the line of credit will be sufficient to meet its operating needs through at least December 31, 1997. The Company is evaluating alternatives for raising additional capital. In the event such financing cannot be consummated, the Company will pursue other sources of financing and will evaluate several options including, but not limited to, significantly curtailing its operations.

Revenue Recognition, Concentration of Credit Risk and Concentration of Materials Supply

Revenue from product sales is recognized upon shipment. Contract laboratory service revenue is recognized upon completion of such services in accordance with contract terms. Revenue from product development is recognized as such services are performed.

Xenometrix sells its products and services primarily to companies in the pharmaceutical, biotechnology, chemical, and consumer products industries as well as to governmental agencies, which means receivables are concentrated in these sectors. The market for the products and services sold by Xenometrix is to a limited number of customers. During the year ended June 30, 1997, no single customer accounted for more than 10% of total sales. Export sales accounted for 21% of total sales, with 6% in Switzerland and the remaining 15% from several European and Asian countries. In the year ended June 30, 1996, two customers accounted for 13% and 12% of sales, respectively. Export sales accounted for 18% of total sales, with 12% in Switzerland and the remaining 6% in Canada and several European and Asian countries.

Certain key components and raw materials used in the manufacturing of Xenometrix's products are currently provided by single source vendors. Although Xenometrix believes that alternative sources for such components and raw materials are available, an interruption in the supply of a sole-sourced raw material could have a material adverse effect on Xenometrix's ability to manufacture products until a new source of supply is found and, as a result, could have a material adverse effect on the Company's business.

Research and Development Cost

Research and development cost is expensed as incurred.

Grant Income

During the year ended June 30, 1997, Xenometrix completed a research grant from a United States government agency. This grant funded certain research expenditures incurred by Xenometrix. Xenometrix records grant related expenses when incurred and simultaneously recognizes grant income to the extent the expenses are reimbursable under the terms of the grants. Xenometrix had no grant income in the year ended June 30, 1996.

Net Loss Per Common Share

Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from certain stock options and warrants are excluded from the computation as their effect is antidilutive.

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable, accrued liabilities, and the Senior Promissory Notes. The carrying amount of financial instruments approximates fair value due to their short maturities.

Statement of Cash Flows

Xenometrix considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market and is computed using the first-in, first-out method. Inventory is primarily comprised of raw materials at June 30, 1997 and 1996, and is net of a reserve for inventory obsolescence of $52,000 at June 30, 1997.

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

Reclassifications

Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Actual results could vary from the estimates used.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997 and requires changes in the computation, presentation and disclosure of earnings per share. Earnings per share for all prior periods must be restated to conform with computation provisions of SFAS No. 128. The Company will adopt SFAS No. 128 for the fiscal year ending June 30, 1998, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

2.  ACCOUNT RECEIVABLE FROM TERMINATION OF LEASE

In connection with its move to a new facility in October 1996, Xenometrix entered into a lease termination agreement with its previous landlord and entered into an agreement with another company which paid Xenometrix $700,000 upon termination of its prior lease, $18,000 for reimbursement of a portion of its actual moving expenses, and additional consideration of $360,000 payable in six quarterly installments beginning September 30, 1996 and continuing through December 31, 1997. The present value of the total consideration due under this agreement is shown as gain on termination of lease in the statement of operations. The remaining quarterly payments of $120,000 at June 30, 1997, net of unamortized discount, are shown as account receivable from termination of lease. In addition, Xenometrix received $204,000 as a reimbursement for tenant finish costs from its new landlord.

3.  PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is comprised of the following:

                                                                                               June 30,
                                                                                       -----------------------
                                                                                            1997        1996
                                                                                       ----------    ---------
Laboratory equipment.........................................................          $  427,000    $ 393,000
Leasehold improvements.......................................................             501,000      154,000
Computer equipment and software..............................................             190,000      169,000
Office equipment and furniture...............................................             211,000       53,000
                                                                                       ----------    ---------
                                                                                        1,329,000      769,000
Less accumulated depreciation and amortization...............................            (469,000)    (434,000)
                                                                                       ----------    ---------
                                                                                       $  860,000    $ 335,000
                                                                                       ==========    =========



Depreciation expense for the years ended June 30, 1997 and 1996 was approximately $158,000 and $116,000, respectively.

4.  COMMITMENTS AND CONTINGENCIES

Leasing Arrangements

Xenometrix leases certain of its equipment and its facility under non-cancelable operating leases. Future minimum lease payments under such leases at June 30, 1997, are as follows:

Year Ending June 30,
       1998.................................................................................         $   331,000
       1999.................................................................................             324,000
       2000.................................................................................             323,000
       2001.................................................................................             314,000
       2002.................................................................................             300,000
Thereafter..................................................................................              25,000
                                                                                                     -----------
                                                                                                     $ 1,617,000
                                                                                                     ===========

Rent expense for the years ended June 30, 1997 and 1996 was approximately $274,000 and $141,000, respectively.

Royalty Agreements

During the years ended June 30, 1997 and June 30, 1996, Xenometrix expensed total royalties of $86,000 and $70,000, respectively. Xenometrix is obligated to pay royalties on sales of testing kits or services pursuant to various technology licenses. Certain of these royalties are paid to universities which have royalty sharing agreements with a former director and a current officer of the Company. During the years ended June 30, 1997, and 1996, Xenometrix paid $65,000 and $61,000, respectively, to these universities.

5.  SENIOR SECURED DEBT

On June 20, 1997, Xenometrix issued Senior promissory notes in the amount of $500,000 to serve as bridge financing. The notes bear interest at 12% per annum and mature on the earlier of March 25, 1998, or the completion of a sale of public or private equity securities resulting in net proceeds to the Company of at least $3 million. Debt issuance costs of approximately $53,000 were deferred and are being amortized over the term of the note. In connection with the issuance of this Note, Xenometrix issued warrants to purchase 166,665 shares of common stock. The Company may, at its option, either repay the notes when due, or convert the principal amount plus any accrued interest, into shares of the Company's securities at a price per share equal to 70% of the offering price in the Company's next sale of equity securities resulting in net proceeds to the Company of at least $3 million. In the event of default by the Company on the notes, the interest rate will increase to 18% per annum and the noteholders will have the right to appoint a majority of the Board of Directors of the Company.

On August 31, 1995, Xenometrix issued 10% Senior secured promissory notes in the aggregate amount of $1,000,000, payable upon the earlier of one year or consummation of an initial public offering ("IPO"). In the year ended June 30, 1996, Xenometrix recorded an extraordinary charge of $115,000 representing unamortized debt issuance cost upon the early retirement of the notes.

6.    RETIREMENT AND SAVINGS PLAN

The Company adopted a 401(k) retirement and savings plan (the "Plan") in May of 1997. The Plan is a defined contribution plan covering substantially all employees of the Company. The Company generally contributes to the Plan an amount equal to $.25 for each employee dollar invested up to 4% of total employee gross earnings. The Company made contributions to the Plan of approximately $2,000 during the year ended June 30, 1997.

7.  CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

Preferred Stock

All the outstanding Series A and Series B convertible preferred stock at June 30, 1995, was converted into approximately 1,116,000 shares of common stock immediately prior to the Company's IPO in October 1995. Upon conversion, all accrued and unpaid dividends, whether or not declared, were canceled.

Common Stock

In August 1995, the Company's Board of Directors authorized and the Shareholders subsequently approved a 11-to-1 reverse stock split which was effected immediately prior to the IPO. All common and preferred share amounts at June 30, 1995, have been restated to reflect the 11-to-1 reverse split.

In October and November 1995, Xenometrix closed on its IPO of 1,100,000 units (the "Units"), and its over allotment option to purchase an additional 135,900 units, each Unit consisting of one share of common stock, and one warrant to purchase one share of common stock at an exercise price of $7.0875 per share. The price per Unit was

$6.75, resulting in gross proceeds of approximately $8,342,000. Aggregate offering costs were approximately $1,665,000.

The IPO underwriter was granted a right of first refusal to sell securities of Xenometrix in future offerings. This right expires in October 1998.

Stock Options

Xenometrix has two stock option plans; an Employee Stock Option Plan ("Employee Plan") and a Non-Employee Directors Stock Option Plan ("Director Plan"). Pursuant to the Employee Plan and the Director Plan, stock options may be granted to purchase up to 339,045 and 150,000 shares, respectively, of common stock. In June 1997, the Company's Board of Directors approved an increase of 820,000 shares to the number of authorized shares under these Stock Options Plans. This action is subject to shareholder approval. The stock options are generally granted at an exercise price not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options granted generally vest over forty-eight months and expire ten years after the date of grant. Stock option transactions are summarized below:



                                                                       Employee Plan                 Director Plan
                                                               -----------------------------  ---------------------------
                                                                                 Weighted                     Weighted
                                                                                 Average                      Average
                                                                              Exercise Price               Exercise Price
                                                                                 of Shares                    of Shares
                                                                 Shares         Under Plan     Shares        Under Plan
                                                               ----------     --------------  --------     --------------
Outstanding at June 30, 1995 ...............................       53,850         $ 3.78       45,454          $  4.73
Granted ....................................................      150,088           5.05       46,140             5.61
Exercised ..................................................       (6,949)          3.99
Forfeited ..................................................      (13,262)          4.73       (4,549)            4.73
                                                                  -------         ------      -------          -------
Outstanding at June 30, 1996 ...............................      183,727           4.13       87,045             5.20
Granted ....................................................      152,000           8.39       77,500             5.31
Exercised ..................................................       (8,811)          4.22      (10,500)            4.73
Forfeited ..................................................      (57,100)          5.90      (39,500)            5.83
                                                                  -------           ----      -------          -------
Outstanding at June 30, 1997 ...............................      269,816         $ 6.57      114,545          $  5.10
                                                                  =======         ======      =======          =======
Available for issue, June 30, 1997 .........................       49,795                      24,955
                                                                  =======                     =======


The following table summarizes information concerning outstanding and exercisable options as of June 30, 1997:

                                            Outstanding                                Options Exercisable
                    --------------------------------------------------------      ------------------------------
                                         Weighted
                                          Average
                                          Remaining            Weighted                            Weighted
     Range of            Number        Contractual Life         Average            Number           Average
  Exercise Price      Outstanding          In Years         Exercise Price       Exercisable    Exercise Price
------------------- ----------------- ------------------- -------------------- ---------------- ----------------
Employee Plan:
$.11 - $2.75               10,362           5.66                $0.82             10,362             $0.82
4.125 - 4.73              112,654           7.92                 4.73             43,092              4.73
6.75 - 8.19               101,500           9.48                 8.17                625              6.75
8.63 - 9.50                45,300           9.47                 8.88              7,025              9.43
                          -------           ----                -----             ------             -----
                          269,816           8.68                $6.57             61,104             $4.63
                          =======           ====                =====             ======             =====
Director Plan:
$4.125 - $4.73             94,545           8.84                $4.35             33,999             $4.52
7.45 - 9.38                20,000           9.17                 8.65              5,500              8.33
                          -------           ----                -----             ------             -----
                          114,545           8.90                $5.10             39,499             $5.05
                          =======           ====                =====             ======             =====

SFAS NO. 123

The Company applies the intrinsic value method set forth in APB No. 25 in accounting for its stock-based compensation plans. Net loss and net loss per share as reported and as calculated pursuant to SFAS No. 123 to reflect the fair value method of accounting for stock-based compensation plans (SFAS 123) were as follows:

                                                                                  Year Ended
                                                         ------------------------------------------------
                                                                   June 30, 1997             June 30, 1996
                                                         -------------------------------------------------
           Net Loss:                  As Reported                     $2,842,000                $3,467,000
                                      SFAS 123                        $2,988,000                $3,525,000

           Net Loss Per Share:        As Reported                          $0.97                     $1.60
                                      SFAS 123                             $1.02                     $1.63

The weighted average fair values of options is estimated at $3.05 per option granted during the year ended June 30, 1997 and $2.12 per option granted during the year ended June 30, 1996, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; volatility of 42%; risk-free interest rate of 6.28% and 6.02% for the years ended June 30, 1997 and 1996, and an expected life of 4 years. Compensation cost for the options granted is computed reflecting the actual forfeitures of options within the respective years.

In June 1997, the Company's Board of Directors granted options under the Employee and Director Plans to purchase 422,542 shares of common stock at a price of $4.125 per share. These options are contingent upon the shareholders' approving the increase to the number of authorized shares as discussed above. These options are not reflected in the tables shown above.

In addition to the above options, Xenometrix granted options to outside parties as consideration for certain services rendered. In September 1995, an option to purchase 10,000 shares of common stock at a price of $.01 per share was granted to an individual as compensation for financial consulting services rendered in connection with the formation of capital. This option was exercised in the year ended June 30, 1997. In October 1995, in connection with the Company's IPO, options to purchase 110,000 units (consisting of one common share of stock and a warrant to purchase an additional share for $7.0875) at a price of $11.14 per unit were granted as part of the underwriter's compensation. These options expire in October 2000.

Stock Warrants

In the year ended June 30, 1993, Xenometrix issued warrants to affiliates of a director and stockholder as a part of the consideration for the placement of the Company's Series A Preferred Stock, which, after giving effect to the Company's conversion of preferred to common stock, are exercisable for the purchase of 56,192 shares of common stock at a price of $13.20 per share until November 1997. Additional warrants to purchase up to 18,182 shares of common stock at a price of $8.40 per share were issued to the same parties in August 1995, in consideration for the cancellation of a private placement agreement. These warrants expire in August 2000.

Xenometrix issued warrants in connection with the 10% Senior secured promissory notes discussed in Note 5. The warrants are exercisable until October 2000 for the purchase of 200,000 shares of Xenometrix common stock at a price of $4.05 per share. Holders of these warrants are entitled to "demand" and "piggyback" registration rights with respect to the common stock issuable upon the exercise of these warrants.

In connection with its IPO, Xenometrix issued 1,235,900 warrants to purchase common stock at a price of $7.0875 per share, until October 17, 2000. For these warrants to be exercisable, Xenometrix must maintain a current registration statement with the Securities and Exchange Commission and qualification with or approval from various state securities agencies. The warrants are callable by Xenometrix after the public price of a share of Xenometrix common stock is $13.50 or higher for 20 consecutive trading days.

In conjunction with the Senior promissory notes issued in June 1997 (Note 5), Xenometrix issued warrants to purchase 166,665 shares of common stock at a price equal to the lower of a) $2.15 or b) the price per share in the Company's next placement of equity securities resulting in net proceeds to the Company of at least $3 million. The warrants are exercisable during the ten year period ending on September 24, 2007. Holders of these warrants are entitled to "demand" and "piggy-back" registration rights with respect to the common shares issuable upon exercise of these warrants.


8.  INCOME TAXES

At June 30, 1997, Xenometrix had net operating loss carryforwards for federal income tax purposes of approximately $13,513,000. Annual utilization of the loss carryforwards is subject to significant limitations due to historical changes in Xenometrix's ownership. Future changes in ownership could further reduce the annual availability of these benefits. If unused, the carryforwards will expire beginning in 2007.

The tax effects of significant items comprising the Company's deferred taxes are as follows:

                                                            June 30,
                                                  ----------------------------
                                                      1997             1996
                                                  -----------      -----------
Deferred tax assets
  Net operating loss carry-forwards .........     $ 5,135,000      $ 4,200,000
  Patent and start-up cost ..................          95,000          110,000
  Other temporary differences, net ..........         177,000          150,000
                                                  -----------      -----------
                                                    5,407,000        4,460,000
  Valuation allowance .......................      (5,407,000)      (4,460,000)
                                                  -----------      -----------
Net deferred tax assets .....................     $         0      $         0
                                                  ===========      ===========

Deferred tax assets have been reduced to zero by a valuation allowance based on current evidence which indicates that it is currently not considered likely that these benefits will be realized. The valuation allowance increased by $947,000 during the year ended June 30, 1997, primarily due to additional losses for which no tax benefit was recorded.

9. RELATED PARTY TRANSACTIONS

Xenometrix has had agreements with two former members and a current member of its Board of Directors, under which they provide certain scientific, managerial and financial consulting services to Xenometrix. During the years ended June 30, 1997 and 1996, Xenometrix paid $128,000 and $102,000 for those services, respectively.

The President of the investment groups in Xenometrix's Senior promissory notes is a member of the Board of Directors for Xenometrix.

                                 EXHIBIT INDEX



       Exhibit
       Number                             Description of Document
       ------                             -----------------------
         10.28             Employment Agreement, dated September 19, 1997, between the Company and
                           Mark B. Benjamin.
         23.1              Consent of Price Waterhouse LLP.
         27.1              Summary Financial Information Schedule.