Form 10QSB
period 1997-09-30
XENOMETRIX INC \DE\
filed 1997-11-03
CIK 1000370

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT

              For the transition period from ________ to _________

                         COMMISSION FILE NUMBER 1-14004

                                XENOMETRIX, INC.


            DELAWARE                                           04-3166089
(State or other jurisdiction of                              (IRS employer
 incorporation or organization)                          identification number)


                             2425 NORTH 55TH STREET
                                BOULDER, CO 80301



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

COMMON STOCK, $0.001 PAR VALUE                          2,948,135 COMMON SHARES
           (Class)                              OUTSTANDING AT OCTOBER 21, 1997


          Transitional Small Business Disclosure Format Yes     No X
                                                            ---   ---

                                 XENOMETRIX, INC
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - September 30, 1997...............................................................Page 3

         Statement of Operations - Periods ended September 30, 1997 and 1996..............................Page 4

         Statement of Cash Flows - Periods ended September 30, 1997 and 1996..............................Page 5

         Notes to Financial Statements....................................................................Page 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................................................Page 8


PART II - OTHER INFORMATION


Item 2.  Changes in Securities............................................................................Page 11

Item 6.  Exhibits and Reports on Form 8-K.................................................................Page 12

Signatures................................................................................................Page 13


Part One--Financial Information

                                XENOMETRIX, INC.
                                  Balance Sheet
                               September 30, 1997
                                   (Unaudited)

                                     Assets

Current Assets:
     Cash and cash equivalents                                           $    101,000
     Accounts receivable, net                                                 130,000
     Inventory                                                                108,000
     Deposits and prepaid expense                                             206,000
                                                                         ------------
            Total current assets                                              545,000

Property and equipment, net                                                   805,000
Patents, net                                                                  315,000
                                                                         ------------
            Total assets                                                 $  1,665,000
                                                                         ============
                      Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                                    $    371,000
     Accrued liabilities                                                      366,000
     Senior promissory notes, net of discount                                 357,000
                                                                         ------------
            Total current liabilities                                       1,094,000
                                                                         ------------
Stockholders' Equity:
Preferred stock--$.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                              --
Common stock--$.001 par value; 20,000,000 shares authorized;
     2,948,135 shares issued and outstanding                                    3,000
Additional paid-in capital                                                 15,795,000
Accumulated deficit                                                       (15,227,000)
                                                                         ------------
            Total stockholders' equity                                        571,000
                                                                         ------------
            Total liabilities and stockholders' equity                   $  1,665,000
                                                                         ============


The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Operations
                                   (Unaudited)


                                                   Quarter Ended
                                                   September 30,
                                             --------------------------
                                                 1997           1996
                                             -----------    -----------
Sales and services                           $   199,000    $   166,000
Cost of sales and services                       145,000        164,000
                                             -----------    -----------
      Gross profit                                54,000          2,000
                                             -----------    -----------
Research and development                         373,000        250,000
Selling, general and administrative              465,000        557,000
                                             -----------    -----------
      Total operating expense                    838,000        807,000
                                             -----------    -----------
Operating loss                                  (784,000)      (805,000)

Other income:
      Grant income                                    --         32,000
      Interest income (expense), net            (110,000)        40,000
      Gain on early termination of lease              --      1,028,000
                                             -----------    -----------

Net income (loss)                            $  (894,000)   $   295,000
                                             ===========    ===========

Net income (loss) per common share           $     (0.30)   $      0.08
                                             ===========    ===========


Weighted average common shares outstanding     2,947,000      3,548,000
                                             ===========    ===========



The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Cash Flows
                                   (Unaudited)


                                                                         Quarter Ended
                                                                         September 30,
                                                                    --------------------------
                                                                       1997           1996
                                                                    -----------    -----------
Cash Flows from Operating Activities:
       Net income (loss)                                           $  (894,000)   $   295,000
       Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
             Depreciation and amortization                               88,000         57,000
             Amortization of discount on senior promissory notes         82,000             --
             Changes in assets and liabilities:
                   Accounts receivable                                   93,000        (28,000)
                   Receivable from termination of operating lease       115,000       (983,000)
                   Inventory                                             (7,000)         3,000
                   Deposits and prepaid expense                           5,000        (19,000)
                   Accounts payable and accrued liabilities              26,000         (7,000
                                                                    -----------    -----------
             Net cash used in operating activities                     (492,000)      (682,000)
                                                                    -----------    -----------
Cash Flows from Investing Activities:
       Capital expenditures                                              (2,000)       (26,000)
       Patent acquisition cost                                           (8,000)       (27,000)
       Long-term receivable from termination of operating lease              --        (52,000)
                                                                    -----------    -----------
             Net cash used in investing activities                      (10,000)      (105,000)
                                                                    -----------    -----------
Cash Flows from Financing Activities:
       Proceeds from issuance of common stock                                --         47,000
                                                                    -----------    -----------
             Net cash provided by financing activities                       --         47,000
                                                                    -----------    -----------
Net decrease in cash                                                   (502,000)      (740,000)

Cash and cash equivalents at beginning of period                        603,000      3,290,000
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $   101,000    $ 2,550,000
                                                                    ===========    ===========




The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDING SEPTEMBER 30, 1997
                                   (Unaudited)

1.    Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the Xenometrix Annual Report on Form 10-KSB for the year ended June 30, 1997.

Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Xenometrix' actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10-KSB for the year ended June 30, 1997.

2.  Termination of Operating Lease

In connection with its move to a new facility in October 1996, Xenometrix entered into a lease termination agreement with its previous landlord and entered into an agreement with another company which paid Xenometrix $700,000 upon termination of its prior lease, $18,000 for reimbursement of a portion of its actual moving expenses, and additional consideration of $360,000 payable in six quarterly installments beginning September 30, 1996 and continuing through December 31, 1997. The present value of the total consideration due under this agreement ($1,028,000) is shown as a gain on the early termination of a lease in the statement of operations for the quarter ended September 30, 1996. The remaining quarterly payments of $120,000 at June 30, 1997, net of unamortized discount, were collected in the quarter ended September 30, 1997.

3.  Senior Secured Debt

In October 1997, Xenometrix issued Senior promissory notes in the amount of $500,000 to serve as additional bridge financing. The notes bear interest at 12% per annum and mature on the earlier of March 25, 1998, or the completion of a sale of public or private equity securities resulting in net proceeds to the Company of at least $3 million. In connection with the issuance of these notes, Xenometrix issued warrants to purchase 166,665 shares of common stock, at an exercise price equal to the lower of a) $2.15 or b) the price per share in the Company's next placement of equity securities resulting in net proceeds to the Company of at least $3 million. The Company may, at its option, either repay the notes when due, or convert the principal amount plus any accrued interest, into shares of the Company's securities at a price per share equal to 70% of the offering price in the Company's next sale of equity securities resulting in net proceeds to the Company of at least $3 million. In the event of default by the Company on the notes, the interest rate will increase to 18% per annum and the note holders will have the right to appoint a majority of the Board of Directors of the Company.

4.  New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997 and requires changes in the computation, presentation and disclosure of earnings per share. This pronouncement establishes new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the currently required primary and fully-diluted EPS. The basic EPS will be computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS will be computed in a manner similar to the current method for calculating primary EPS. Earnings per share for all prior periods must be restated to conform with computational provisions of SFAS No.
128. The Company will adopt SFAS No. 128 for the fiscal year ending June 30, 1998, but does not expect the new accounting standard to have a material impact on the Company's reported financial results for the years ended June 30, 1998 and 1997. The pro forma effect of applying SFAS No. 128 on the Company's financial statements for the quarters ended September 30, 1997 and 1996 is as follows:

                                                                                  Quarter Ended
                                                                                  September 30,
                                                                       ----------------------------------
                                                                          1997                    1996
                                                                       ----------              ----------
EPS as reported:
    Primary EPS                                                        $    (0.30)             $     0.08

Pro forma EPS:
    Basic EPS Computation:
       Basic EPS                                                       $    (0.30)             $     0.10
       Weighted average common shares outstanding                       2,947,000               2,916,000

    Diluted EPS Computation:
       Diluted EPS                                                     $    (0.30)             $     0.08
       Weighted average common shares
       outstanding assuming dilution                                    2,947,000               3,548,000


ITEM 2.                         XENOMETRIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto. See Item 1. Except for the historical information contained in this Form 10-QSB, this report contains forward-looking statements that involve risks and uncertainties. Xenometrix' actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.

OVERVIEW

     Since inception, the Company's efforts have been focused upon commercializing its technology in the field of molecular toxicology. Accordingly, the Company's resources were directed primarily at the drug safety and toxicology markets. In the first half of calendar 1997, the Company put considerable effort into evaluating the changes that are occurring in pharmaceutical research and development. The Company concluded that its proprietary gene activation profiles provide valuable information that may be used to help pharmaceutical researchers optimize drug leads. The Company believes its technology can help pharmaceutical companies evaluate and optimize the growing number of drug leads emerging from genetic sequencing, combinatorial chemistry and high throughput screening. While the Company will continue to serve the drug safety and toxicology market, it plans to focus a significant portion of its effort and resources developing and marketing its products and services to pharmaceutical companies for testing, evaluation and optimization of their lead compounds.

     The Company believes that its focus on this market will enable it to expand its business through collaborative arrangements with potential customers and business partners. In this regard, in April 1997, the Company centralized its sales and support operations in Boulder, eliminated field sales positions and created an expanded business development function. The restructuring of these functions has conserved resources, which the Company is re-deploying to adapt and develop the Company's products and services to better serve the drug discovery and development market. These resources are primarily being used to strengthen its research and product development efforts, such as continued discovery and/or licensing of new genes, and building the Company's growing bioinformatics database.

     The timing and amount of revenues from sales of products and services to the drug discovery and development market as well as to the toxicology and product safety market cannot be predicted with certainty. Similarly, the Company's ability to enter into meaningful collaborative agreements with customers or other collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

     At September 30, 1997, the Company had cash and cash equivalents of $101,000. In order to meet its immediate liquidity needs, the Company has obtained a commitment for a $1,500,000 short-term bridge financing line of credit, consisting of a private placement of notes coupled with common stock warrants. A total of $500,000 of this line of credit had been drawn down by the Company at September 30, 1997. The Company estimates that its current resources together with the remaining funds available from the line of credit will be sufficient to meet its operating needs through at least December 31, 1997. The Company has also retained an investment banker to raise additional capital. In the event such financing cannot be consummated, the Company will pursue other sources of financing and will evaluate several options including, but not limited to, significantly curtailing its operations. (See Liquidity and Capital Resources).

RESULTS OF OPERATIONS

Comparison of quarters ended September 30, 1997 and 1996

Net sales and services. Net sales and services for the quarter ended September 30, 1997, increased 20% to $199,000 from $166,000 in the prior year. This increase was primarily attributable to increased sales of the Company's gene profile assays.

Gross Profit. For the quarter ended September 30, 1997, gross profit increased to $54,000 from $2,000 reported in the prior year. During the 1996 quarter, the Company performed a large commercial validation project for a European multi-national chemical manufacturer at a substantial discount to normal pricing levels, resulting in high manufacturing costs and an abnormally low gross profit margins.

Research and Development Expenses. Research and development expenses for the 1997 quarter increased 49%, to $373,000 from $250,000 reported in the prior year. In the current year, the R&D department has focused their efforts on research, product development and building the Company's bioinformatics database. In the 1996 quarter, R&D personnel assisted with the validation project. Accordingly, a portion of the department costs were charged to cost of sales and services in that quarter.

Selling, General and Administrative Expenses (SG&A). Selling, general and administrative expense decreased 17% to $465,000 from $557,000 reported in the 1996 quarter. This decrease was primarily attributable to cost savings resulting from the elimination of the field sales and marketing operations, partially offset by increased costs associated with an expanded business development function.

Other Income and Expense. Xenometrix earned $32,000 of grant income in the 1996 quarter form a National Institutes of Health grant. There were no such grants in the 1997 quarter.

In the quarter ended September 30, 1997, the Company incurred net interest expense of $110,000. In June 1997, Xenometrix issued Senior promissory notes in the amount of $500,000 to serve as bridge financing. The notes bear interest at 12% and were accompanied by the issuance of warrants to purchase 166,665 shares of common stock. The interest accruing on these notes, together with the amortization of the note discount associated with the issuance of the warrants, resulted in a charge to interest expense of $116,000 during the 1997 quarter. This interest expense was partially offset by interest income of $6,000 during the quarter. In the comparable quarter of the prior year, Xenometrix earned $40,000 interest income on the short-term investment of the remaining proceeds from its October 1995 IPO.

In the quarter ended September 30, 1996, the Company entered into an agreement whereby it received certain consideration for relinquishing its former operating lease. The Company recognized a one-time gain of $1,028,000 resulting from this transaction.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's cash and cash equivalents were $101,000, compared to $603,000 at June 30, 1997. During the 1997 quarter, $492,000 was used to fund Xenometrix' operations and $10,000 was invested in equipment and patents. See Statement of Cash Flows included in the Financial Statements included herein.

The Company obtained a commitment for a $1,500,000 short-term bridge financing line of credit, consisting of a private placement of 12% promissory notes coupled with common stock warrants. As of June 23, 1997, $500,000 of this commitment was drawn down and the Company issued warrants to purchase 166,665 shares of common stock. The notes mature on the earlier of March 25, 1998, or the completion of a sale of public or private equity securities resulting in net proceeds to the Company of at least $3 million. An additional $500,000 was drawn down against the commitment in October 1997, and warrants to purchase an additional 166,665 shares of common stock were issued.

The Company estimates that its current resources together with the remaining funds available from the line of credit will be sufficient to meet its operating needs through at least December 31, 1997. The Company has also retained an investment banker to raise additional capital. In the event such financing cannot be consummated, the Company will pursue other sources of financing and will evaluate several options including, but not limited to, significantly curtailing its operations.

                           PART II--OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

In September 1997, Xenometrix entered into a Senior Line of Credit Agreement (the "Credit Agreement") with the Aries Domestic Fund L.P. and the Aries Fund, a Cayman Islands Trust, for a $1,500,000 line of credit, consisting of a private placement of notes coupled with common stock warrants. The notes bear interest at 12% per annum and mature on the earlier of March 25, 1998, or the completion of a sale of public or private equity securities resulting in net proceeds to the Company of at least $3 million (the "Offering"). The Company may, at its option, either repay the notes when due, or convert the principal amount plus any accrued interest, into shares of the Company's securities at a price per share equal to 70% of the offering price in the Company's next Offering. In the event of default by the Company on the notes, the interest rate will increase to 18% per annum and the note holders will have the right to appoint a majority of the Board of Directors of the Company. For each $100,000 loan made under the Agreement, the Company will issue 33,333 warrants to purchase shares of common stock, at an exercise price equal to the lower of a) $2.15 or b) the price per share in the Company's next Offering.

Pursuant to a subscription agreement dated June 23, 1997, the terms and conditions of the Credit Agreement were applicable to the $500,000 loan previously made to the Company on June 23, 1997 as well as future loans made under the line of credit. In connection with this loan, Xenometrix issued notes in the aggregate face amount of $500,000 and warrants to purchase 166,665 shares of common stock.

The Company did not use an underwriter for the sale of these securities. The sales and issuances of securities in the transaction described above, were deemed to be exempt from registration under the Securities Act of 1933, (the "Securities Act") as amended, by virtue of Section 4 (2) and or Regulations promulgated under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


    (a) Exhibits

          4.4   Form of Senior Secured Promissory Note

          4.5   Form of Common Stock Warrant

          10.29 Senior Line of Credit Agreement, dated September 25, 1997 between Aries Domestic Fund, L.P., The Aries Fund, a Cayman Islands Trust and the Registrant

          27.1  Summary Financial Information Schedule

    (b) Reports on Form 8-K

          No Form 8-K reports were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf.

                          XENOMETRIX, INC.



                          /s/  STEPHEN J. SULLIVAN

October 31, 1997          Stephen J. Sullivan
                          President, Chief Executive Officer
                          And Director



                          /s/  RONALD L. HENDRICK

October 31, 1997          Ronald L. Hendrick
                          Executive Vice President and Chief Financial Officer
                          Principal Accounting and Financial Officer

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER         DESCRIPTION
          -------        -----------
          4.4       Form of Senior Secured Promissory Note

          4.5       Form of Common Stock Warrant

          10.29 Senior Line of Credit Agreement, dated September 25, 1997 between Aries Domestic Fund, L.P., The Aries Fund, a
                    Cayman Islands Trust and the Registrant

          27.1      Summary Financial Information Schedule