Form 10QSB
period 1997-12-31
XENOMETRIX INC \DE\
filed 1998-02-17
CIK 1000370

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1997

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

COMMON STOCK, $0.001 PAR VALUE                         2,948,135 COMMON SHARES
           (Class)                             OUTSTANDING AT JANUARY 31, 1998


         Transitional Small Business Disclosure Format    Yes     No  X
                                                              ---    ---

                                XENOMETRIX, INC
                                  FORM 10-QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 1997

                                     INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - December 31, 1997................................................................Page 3

         Statement of Operations - Periods ended December 31, 1997 and 1996...............................Page 4

         Statement of Cash Flows - Periods ended December 31, 1997 and 1996...............................Page 5

         Notes to Financial Statements....................................................................Page 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................................................Page 8



PART II - OTHER INFORMATION


Item 2.  Changes in Securities............................................................................Page 13

Item 6.  Exhibits and Reports on Form 8-K.................................................................Page 14

Signatures................................................................................................Page 15

Part One--Financial Information

                               XENOMETRIX, INC.
                                 Balance Sheet
                               December 31, 1997
                                  (Unaudited)

                                    Assets

Current Assets:
  Cash and cash equivalents                                       $     69,000
  Accounts receivable, net                                             160,000
  Inventory                                                             85,000
  Deposits and prepaid expense                                         208,000
                                                                  ------------
      Total current assets                                             522,000

Property and equipment, net                                            756,000
Patents, net                                                           315,000
                                                                  ------------
      Total assets                                                $  1,593,000
                                                                  ============

                      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                $    389,000
  Accrued liabilities                                                  394,000
  Senior promissory notes, net of discount                           1,096,000
                                                                  ------------
      Total current liabilities                                      1,879,000
                                                                  ------------

Stockholders' Equity:
Preferred stock--$.001 par value; 5,000,000 shares authorized;
  no shares issued and outstanding                                          --
Common stock--$.001 par value; 20,000,000 shares authorized;
  2,948,135 shares issued and outstanding                                3,000
Additional paid-in capital                                          15,927,000
Accumulated deficit                                                (16,216,000)
                                                                  ------------
      Total stockholders' equity                                      (286,000)
                                                                  ------------
      Total liabilities and stockholders' equity                  $  1,593,000
                                                                  ============

The accompanying notes are an integral part of these financial statements.

                               XENOMETRIX, INC.
                            Statement of Operations
                                  (Unaudited)


                                                      Quarter Ended               Six Months Ended
                                                       December 31,                 December 31,
                                                   1997           1996           1997           1996
                                                -----------    -----------    -----------    -----------
Sales and services                              $   195,000    $   214,000    $   394,000    $   380,000
Cost of sales and services                          159,000        184,000        304,000        348,000
                                                -----------    -----------    -----------    -----------
   Gross profit                                      36,000         30,000         90,000         32,000
                                                -----------    -----------    -----------    -----------
Research and development                            339,000        339,000        712,000        589,000
Selling, general and administrative                 519,000        654,000        984,000      1,211,000
                                                -----------    -----------    -----------    -----------
   Total operating expense                          858,000        993,000      1,696,000      1,800,000
                                                -----------    -----------    -----------    -----------
Operating loss                                     (822,000)      (963,000)    (1,606,000)    (1,768,000)

Other income (expense):
   Grant income                                          --         27,000             --         59,000
   Interest income (expense), net                  (167,000)        31,000       (277,000)        71,000
   Gain on early termination of lease                    --             --             --      1,028,000
                                                -----------    -----------    -----------    -----------

Net loss                                        $  (989,000)   $  (905,000)   $(1,883,000)   $  (610,000)
                                                ===========    ===========    ===========    ===========

Net loss per common share:
   Basic                                        $     (0.34)   $     (0.31)   $     (0.64)   $     (0.21)
                                                ===========    ===========    ===========    ===========
   Weighted average common shares outstanding     2,948,000      2,930,000      2,948,000      2,923,000
                                                ===========    ===========    ===========    ===========
   Diluted                                      $     (0.34)   $     (0.31)   $     (0.64)   $     (0.21)
                                                ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                            Statement of Cash Flows
                                  (Unaudited)

                                                                            Six Months Ended
                                                                              December 31,
                                                                         1997              1996
                                                                     ------------      ------------
Cash Flows from Operating Activities:
     Net loss                                                        $ (1,883,000)     $   (610,000)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                     176,000           148,000
        Amortization of discount on senior promissory notes               203,000                --
        Changes in assets and liabilities:
           Accounts receivable                                             63,000          (138,000)
           Receivable from termination of operating lease                 115,000          (223,000)
           Inventory                                                       16,000           (11,000)
           Deposits and prepaid expense                                     3,000            59,000
           Accounts payable and accrued liabilities                        72,000           268,000
                                                                     ------------      ------------
        Net cash used in operating activities                          (1,235,000)         (507,000)
                                                                     ------------      ------------

Cash Flows from Investing Activities:
     Capital expenditures                                                 (10,000)         (732,000)
     Patent acquisition cost                                              (39,000)          (46,000)
                                                                     ------------      ------------
        Net cash used in investing activities                             (49,000)         (778,000)
                                                                     ------------      ------------

Cash Flows from Financing Activities:
     Proceeds from issuance senior promissory notes and warrants          750,000                --
     Proceeds from issuance of common stock                                    --            97,000
                                                                     ------------      ------------
        Net cash provided by financing activities                         750,000            97,000
                                                                     ------------      ------------

Net decrease in cash                                                     (534,000)       (1,188,000)

Cash and cash equivalents at beginning of period                          603,000         3,290,000
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $     69,000      $  2,102,000
                                                                     ============      ============


The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDING DECEMBER 31, 1997
                                  (Unaudited)

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

Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Xenometrix's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10-KSB for the year ended June 30, 1997.

2.  Termination of Operating Lease

In connection with its move to a new facility in October 1996, Xenometrix entered into a lease termination agreement with its previous landlord and entered into an agreement with another company which paid Xenometrix $700,000 upon termination of its prior lease, $18,000 for reimbursement of a portion of its actual moving expenses, and additional consideration of $360,000 payable in six quarterly installments beginning September 30, 1996 and continuing through December 31, 1997. The present value of the total consideration due under this agreement ($1,028,000) is shown as a gain on the early termination of a lease in the statement of operations for the six months ended December 31, 1996. The remaining quarterly payments of $120,000 at June 30, 1997, net of unamortized discount, were collected in the quarter ended September 30, 1997.

3.  Senior Secured Debt

In the quarter ended December 31, 1997 and in the month of January 1998, Xenometrix issued Senior promissory notes in the amounts of $750,000 and $250,000, respectively, to serve as additional bridge financing. The notes bear interest at 12% per annum and mature on the earlier of March 25, 1998, or the completion of a sale of public or private equity securities resulting in net proceeds to the Company of at least $3 million. In connection with the issuance of these notes, Xenometrix issued warrants to purchase 333,330 shares of common stock, at an exercise price equal to the lower of a) $2.15 or b) the price per share in the Company's next placement of equity securities resulting in net proceeds to the Company of at least $3 million. The Company may, at its option, either repay the notes when due, or convert the principal amount plus any accrued interest, into shares of the Company's securities at a price per share equal to the offering price in the Company's next sale of equity securities resulting in net proceeds to the Company of at least $3 million. In the event of default by the Company on the notes, the interest rate will increase to 18% per annum and the note holders will have the right to appoint a majority of the Board of Directors of the Company.

4.    Earnings (Loss) Per Common Share

Effective for the quarter and six month period ended December 31, 1997, the loss per common share is computed using the Financial Accounting Standards Board's recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). SFAS No. 128 establishes new standards for computing and presenting EPS and supercedes all prior EPS guidance found in APB Opinion 15.

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

Diluted loss per common share is computed using the treasury stock method based upon the weighted-average number of common shares, dilutive common stock equivalent shares and the assumed conversion of any dilutive convertible securities outstanding during the period. Because the inclusion of these common stock equivalents and convertible securities would be anti-dilutive, i.e. reduce the reported loss per share, they are excluded from the Company's calculation of diluted loss per share.

5.  Subsequent Events

On January 12, 1998, Xenometrix was notified of a decision by the National Association of Securities Dealers to delist the Company's securities from The Nasdaq Stock Market, effective at the close of business on that date. This action was taken because the Company's assets, capital and surplus had fallen below the minimum required to maintain inclusion on the Nasdaq SmallCap Market.

On February 3, 1998, the Company announced a restructuring of its operations resulting in the elimination of twenty positions--approximately two-thirds of its workforce. This action was taken to conserve resources while the Company pursues options for raising additional capital and evaluates other strategic options.

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

OVERVIEW

     As of February 12, 1998 the Company had cash and cash equivalents of approximately $40,000. The Company estimates that its current resources will be sufficient to meet its operating needs through approximately February 28, 1998. In the event additional financing cannot be secured, the Company will evaluate other options including, but not limited to, significantly curtailing or suspending its operations. (See Liquidity and Capital Resources).

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

     The timing and amount of revenues from sales of products and services to the drug discovery and development market as well as to the toxicology and product safety market cannot be predicted with certainty. Similarly, the Company's ability to enter into meaningful collaborative agreements with customers or other potential collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED DECEMBER 31, 1997 AND 1996

Net sales and services. Net sales and services for the quarter ended December 31, 1997, decreased 9% to $195,000 from $214,000 in the prior year. This decrease was primarily attributable to lower sales of the Company's client research laboratory services.

Gross Profit. For the quarter ended December 31, 1997, gross profit increased to $36,000 from $30,000 reported in the prior year. This increase was attributable to a shift in the Company's product mix, with a greater proportion of total revenue coming from sales of assay kits, which generally have higher profit margins than revenue derived from client research laboratory services.

Research and Development Expenses. Research and development expenses were $339,000 for the quarter ended December 31, 1997, the same as in the comparable quarter in 1996.

Selling, General and Administrative Expenses (SG&A). Selling, general and administrative expense decreased 21% to $519,000 from $654,000 reported in the 1996 quarter. This decrease was primarily attributable to cost savings resulting from the elimination of the field sales and marketing operations in the quarter ended June 30, 1997, partially offset by increased costs associated with an expanded business development function.

Other Income and Expense. Xenometrix earned $27,000 of grant income in the quarter ended December 31, 1996 from a National Institutes of Health grant. There were no such grants in the comparable 1997 quarter.

In the quarter ended December 31, 1997, the Company incurred net interest expense of $167,000. From June through December 1997, Xenometrix issued Senior promissory notes in the amount of $1,250,000 to serve as bridge financing. The notes bear interest at 12% and were accompanied by the issuance of warrants to purchase 416,662 shares of common stock. The interest accruing on these notes, together with the amortization of the note discount asso-ciated with the issuance of the warrants, resulted in a charge to interest expense of $168,000 during the quarter ended December 31, 1997. This interest expense was partially offset by interest income of $1,000 during the quarter. In the comparable quarter of the prior year, Xenometrix earned $31,000 interest income on the short-term investment of the remaining proceeds from its October 1995 initial public offering.

COMPARISON OF THE SIX MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

Net sales and services. Net sales and service revenue for the six month period ended December 31, 1997 were $394,000, a 4% increase from the comparable period in the prior year. This increase was primarily attributable to higher sales of the Company's gene profile assay kits, partially offset by lower sales of the Company's client research laboratory services.

Gross profit. Gross profit for the six months ended December 31, 1997 increased to $90,000 from $32,000 in the comparable period in 1996. This increase was primarily attributable to two factors. First, the product mix in the 1997 period included a larger proportion of revenue from the sale of assay kits, which generally have higher profit margins than revenue derived from services. Second, during the 1996 period, the Company performed a large commercial validation project for a European multi-national chemical manufacturer at a substantial discount to normal pricing levels. This resulted in high manufacturing costs and an abnormally low gross profit margin in the prior period.

Research and development (R&D). Research and development expense for the six months ended December 31, 1997 was $712,000, a 21% increase over the $589,000 reported in the comparable period of the prior year. In the current period, R&D efforts were focused on research, product development and building the Company's bioinformatics database. In the prior period, R&D personnel assisted with the validation project. Accordingly, a portion of the department costs were charged to cost of sales and services in that period.

Selling, general and administrative expenses (SG&A). For the six month period ended December 31, 1997, SG&A expenses were $984,000, down 19% from the $1,211,000 reported in the comparable 1996 period. This decrease was primarily attributable to cost savings resulting from the elimination of the field sales and marketing operations, partially offset by increased costs associated with an expanded business development function.

Other Income and Expense. Xenometrix earned $59,000 of grant income in the six month period ended December 31, 1996 from a National Institutes of Health grant. There were no such grants in the comparable 1997 period.

In the six months ended December 31, 1997, the Company incurred net interest expense of $277,000. The interest accruing on the Senior promissory notes, discussed above, together with the amortization of the note discount associated with the issuance of the warrants, resulted in a charge to interest expense of $284,000 during this period. This interest expense was partially offset by interest income of $7,000 during the period. In the comparable six month period of the prior year, Xenometrix earned $71,000 interest income on the short-term investment of the remaining proceeds from its October 1995 initial public offering.

In the six months ended December 31, 1996, the Company entered into an agreement whereby it received certain consideration for relinquishing its former operating lease. The Company recognized a one-time gain of $1,028,000 resulting from this transaction. (See Note 2)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's cash and cash equivalents were $69,000, compared to $603,000 at June 30, 1997. During the six month period ended December 31, 1997, $1,235,000 was used to fund Xenometrix' operations, $49,000 was invested in equipment and patents, and the Company received $750,000 from the issuance of senior notes and warrants under a bridge financing line of credit, described below.

In September 1997, the Company obtained a commitment for a $1,500,000 short-term bridge financing line of credit, consisting of a private placement of 12% promissory notes coupled with common stock warrants. As of December 31, 1997, $1,250,000 of this commitment was drawn down and the Company issued warrants to purchase 416,662 shares of common stock. In January 1998, the remaining $250,000 was drawn down against the commitment and warrants to purchase an additional 83,333 shares of common stock were issued. The notes mature on the earlier of March 25, 1998, or the completion of a sale of public or private equity securities resulting in net proceeds to the Company of at least $3 million. The Company may, at its option, either repay the notes when due, or convert the principal amount plus any accrued interest, into shares of the Company's securities at the offering price in the Company's next Offering. In the event of default by the Company on the notes, the interest rate will increase to 18% per annum and the note holders will have the right to appoint a majority of the Board of Directors of the Company.

On January 12, 1998, Xenometrix was notified of a decision by the National Association of Securities Dealers to delist the Company's securities from The Nasdaq Stock Market, effective at the close of business on that date. This action was taken because the Company's assets, capital and surplus had fallen below the minimum required to maintain inclusion on the Nasdaq SmallCap Market.

As of February 12, 1998 the Company had cash and cash equivalents of approximately $40,000. The Company estimates that its current resources will be sufficient to meet its operating needs through approximately February 28, 1998. As of February 12, 1998, the Company had not finalized any arrangements for raising additional capital. In the event additional financing cannot be secured, the Company will evaluate other options including, but not limited to, significantly curtailing or suspending its operations.

On February 3, 1998, the Company announced a restructuring of its operations resulting in the elimination of twenty positions--approximately two-thirds of its workforce. This action was taken to conserve resources while the Company pursues options for raising additional capital and evaluates other strategic options.

                           PART II--OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

In September 1997, Xenometrix entered into a Senior Line of Credit Agreement (the "Credit Agreement") with the Aries Domestic Fund L.P. and the Aries Fund, a Cayman Islands Trust, for a $1,500,000 line of credit, consisting of a private placement of notes coupled with common stock warrants. The notes bear interest at 12% per annum and mature on the earlier of March 25, 1998, or the completion of a sale of public or private equity securities resulting in net proceeds to the Company of at least $3 million (the "Offering"). The original Credit Agreement provided that the Company could, at its option, either repay the notes when due, or convert the principal amount plus any accrued interest, into shares of the Company's securities at a price per share equal to 70% of the offering price in the Company's next Offering. In December 1997, the Credit Agreement was amended to adjust the conversion price at which the notes could be converted into shares of the Company's securities to a price per share equal to 100% of the offering price in the Company's next Offering. This amendment applied to both existing loans and future loans under the Credit Agreement. In the event of default by the Company on the notes, the interest rate will increase to 18% per annum and the note holders will have the right to appoint a majority of the Board of Directors of the Company. For each $100,000 loan made under the Agreement, the Company will issue 33,333 warrants to purchase shares of common stock, at an exercise price equal to the lower of a) $2.15 or b) the price per share in the Company's next Offering.

Pursuant to a subscription agreement dated June 23, 1997, the terms and conditions of the Credit Agreement were applicable to the $500,000 loan previously made to the Company on June 23, 1997 as well as future loans made under the line of credit. Through December 31, 1997, Xenometrix has issued notes and warrants under the Credit Agreement as follows:

          Loan Date                             Notes           Warrants
          ---------                             -----           --------
           6/23/97                            $500,000          166,665
          10/21/97                             250,000           83,333
          10/30/97                             250,000           83,332
          12/15/97                             250,000           83,332

The Company did not use an underwriter for the sale of these securities. The sales and issuances of securities in the transaction described above, were deemed to be exempt from registration under the Securities Act of 1933, (the "Securities Act") as amended, by virtue of Section 4 (2) and or Regulations promulgated under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a) Exhibits

               10.30 First Amendment dated December 18, 1997 to the Senior Line of Credit Agreement, dated September 25, 1997 between Aries Domestic Fund, L.P., The Aries Fund, a Cayman Islands Trust and the Registrant

               10.31 Employment Agreement, dated December 9, 1997 between the
                     Company and Paul J. Koivuniemi

               10.32 Amendment dated January 16, 1998 to the Employment
                     Agreement dated October 5, 1995, between the Company and Ronald L. Hendrick

               10.33 Amendment dated January 16, 1998 to the Employment
                     Agreement dated October 5, 1995, between the Company and Pauline Gee

               10.34 Amendment dated January 16, 1998 to the Employment
                     Agreement dated September 19, 1997, between the Company and Mark B. Benjamin

               10.35 Amendment dated January 16, 1998 to the Employment
                     Agreement dated December 9, 1997, between the Company and Paul J. Koivuniemi

               27.1  Summary Financial Information Schedule

         (b) Reports on Form 8-K
               No Form 8-K reports were filed during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf.

                                XENOMETRIX, INC.



                                /s/ Stephen J. Sullivan

February 17, 1998               Stephen J. Sullivan
                                President, Chief Executive Officer
                                And Director




                                /s/ Ronald L. Hendrick

February 17, 1998               Ronald L. Hendrick
                                Executive Vice President and Chief Financial
                                Officer Principal Accounting and Financial
                                Officer

                                 EXHIBIT INDEX

        Exhibit No.                      Description
        -----------                      -----------
          10.30      First Amendment dated December 18, 1997 to the Senior Line of Credit Agreement, dated September 25, 1997 between Aries
                     Domestic Fund, L.P., The Aries Fund, a Cayman Islands Trust
                     and the Registrant

          10.31      Employment Agreement, dated December 9, 1997 between the
                     Company and Paul J. Koivuniemi

          10.32      Amendment dated January 16, 1998 to the Employment
                     Agreement dated October 5, 1995, between the Company and
                     Ronald L. Hendrick

          10.33      Amendment dated January 16, 1998 to the Employment
                     Agreement dated October 5, 1995, between the Company and
                     Pauline Gee

          10.34      Amendment dated January 16, 1998 to the Employment
                     Agreement dated September 19, 1997, between the Company and
                     Mark B. Benjamin

          10.35      Amendment dated January 16, 1998 to the Employment
                     Agreement dated December 9, 1997, between the Company and
                     Paul J. Koivuniemi

          27.1       Summary Financial Information Schedule