Form 10QSB
period 1998-03-31
XENOMETRIX INC \DE\
filed 1998-05-15
CIK 1000370

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT

              For the transition period from          to
                                             --------    ---------

                         COMMISSION FILE NUMBER 1-14004

                                XENOMETRIX, INC.
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                         04-3166089
 (State or other jurisdiction of                            (IRS employer
  incorporation or organization)                        identification number)


                             2425 NORTH 55TH STREET
                                BOULDER, CO 80301
                    (Address of principal executive offices)


                                 (303) 447-1773
                           (Issuers telephone number)


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

    COMMON STOCK, $0.001 PAR VALUE                    2,948,135 COMMON SHARES
               (Class)                              OUTSTANDING AT MAY 12, 1998


            Transitional Small Business Disclosure Format Yes     No X
                                                              ---   ---

                                 XENOMETRIX, INC
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - March 31, 1998.............................................Page 3

         Statement of Operations - Periods ended March 31, 1998 and 1997............Page 4

         Statement of Cash Flows - Periods ended March 31, 1998 and 1997............Page 5

         Notes to Financial Statements..............................................Page 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................Page 8



PART II - OTHER INFORMATION


Item 2.  Changes in Securities......................................................Page 13

Item 6.  Exhibits and Reports on Form 8-K...........................................Page 14

Signatures..........................................................................Page 15

Part One--Financial Information

                                XENOMETRIX, INC.
                                  Balance Sheet
                                 March 31, 1998
                                   (Unaudited)


                                     Assets

Current Assets:
     Cash and cash equivalents                                                                $   139,000
     Accounts receivable, net                                                                      36,000
     Inventory                                                                                     81,000
     Deposits and prepaid expense                                                                  98,000
                                                                                              -----------
            Total current assets                                                                  354,000

Property and equipment, net                                                                       708,000
Patents, net                                                                                      322,000
                                                                                              -----------
            Total assets                                                                      $ 1,384,000
                                                                                              ===========

                      Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                                                         $   463,000
     Accrued liabilities                                                                          420,000
     Deferred revenue                                                                             251,000
     Senior promissory notes, net of discount                                                   1,500,000
                                                                                              -----------
            Total current liabilities                                                           2,634,000
                                                                                              -----------
Stockholders' Equity:
Preferred stock--$.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                                                   -
Common stock--$.001 par value; 20,000,000 shares authorized;
     2,948,135 shares issued and outstanding                                                        3,000
Additional paid-in capital                                                                     15,982,000
Accumulated deficit                                                                           (17,235,000)
                                                                                              -----------
            Total stockholders' equity                                                         (1,250,000)
                                                                                              -----------
            Total liabilities and stockholders' equity                                        $ 1,384,000
                                                                                              ===========


The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Operations
                                   (Unaudited)


                                                        Quarter Ended               Nine Months Ended
                                                          March 31,                      March 31,
                                                ---------------------------     ---------------------------
                                                    1998            1997            1998            1997
                                                -----------     -----------     -----------     -----------
Sales and services                              $   103,000     $   152,000     $   497,000     $   532,000
Cost of sales and services                          114,000         157,000         418,000         505,000
                                                -----------     -----------     -----------     -----------
     Gross profit (loss)                            (11,000)         (5,000)         79,000          27,000
                                                -----------     -----------     -----------     -----------
Research and development                            234,000         282,000         946,000         871,000
Selling, general and administrative                 484,000         826,000       1,468,000       2,037,000
                                                -----------     -----------     -----------     -----------
     Total operating expense                        718,000       1,108,000       2,414,000       2,908,000
                                                -----------     -----------     -----------     -----------
Operating loss                                     (729,000)     (1,113,000)     (2,335,000)     (2,881,000)

Other income:
     Grant income                                      --             5,000            --            64,000
     Interest income (expense), net                (290,000)         28,000        (567,000)         99,000
     Gain on early termination of lease                --              --              --         1,028,000
                                                -----------     -----------     -----------     -----------

Net income (loss)                               $(1,019,000)    $(1,080,000)    $(2,902,000)    $(1,690,000)
                                                ===========     ===========     ===========     ===========


Net income (loss) per common share
     Basic                                      $     (0.35)    $     (0.37)    $     (0.98)    $     (0.58)
                                                ===========     ===========     ===========     ===========
     Weighted avg. common shares outstanding      2,948,000       2,939,000       2,948,000       2,928,000
                                                ===========     ===========     ===========     ===========
     Diluted                                    $     (0.35)    $     (0.37)    $     (0.98)    $     (0.58)
                                                ===========     ===========     ===========     ===========


The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Cash Flows
                                   (Unaudited)


                                                                           Nine Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                          1998            1997
                                                                      -----------     -----------
Cash Flows from Operating Activities:
       Net  income (loss)                                             $(2,902,000)    $(1,690,000)
       Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
            Depreciation and amortization                                 264,000         244,000
            Net book value of retired assets                                 --            14,000
            Amortization of discount on senior promissory notes           412,000            --
            Changes in assets and liabilities:
                  Accounts receivable                                     187,000         (60,000)
                  Receivable from termination of operating lease          115,000        (170,000)
                  Inventory                                                20,000          (6,000)
                  Deposits and prepaid expense                            113,000         (72,000)
                  Accounts payable and accrued liabilities                172,000         168,000
                  Deferred revenue                                        251,000            --
                                                                      -----------     -----------
            Net cash used in operating activities                      (1,368,000)     (1,572,000)
                                                                      -----------     -----------

Cash Flows from Investing Activities:
       Capital expenditures                                               (17,000)       (742,000)
       Patent acquisition cost                                            (79,000)        (66,000)
                                                                      -----------     -----------
            Net cash used in investing activities                         (96,000)       (808,000)
                                                                      -----------     -----------

Cash Flows from Financing Activities:
       Proceeds from issuance senior promissory notes and warrants      1,000,000            --
       Proceeds from issuance of common stock                                --           111,000
                                                                      -----------     -----------
            Net cash provided by financing activities                   1,000,000         111,000
                                                                      -----------     -----------

Net decrease in cash                                                     (464,000)     (2,269,000)

Cash and cash equivalents at beginning of period                          603,000       3,290,000
                                                                      -----------     -----------

Cash and cash equivalents at end of period                            $   139,000     $ 1,021,000
                                                                      ===========     ===========

The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDING MARCH 31, 1998
                                   (Unaudited)

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

2.  Termination of Operating Lease

In connection with its move to a new facility in October 1996, Xenometrix entered into a lease termination agreement with its previous landlord and entered into an agreement with another company which paid Xenometrix $700,000 upon termination of its prior lease, $18,000 for reimbursement of a portion of its actual moving expenses, and additional consideration of $360,000 payable in six quarterly installments beginning September 30, 1996 and continuing through December 31, 1997. The present value of the total consideration due under this agreement ($1,028,000) is shown as a gain on the early termination of a lease in the statement of operations for the nine months ended March 31, 1997. The remaining quarterly payments of $120,000 at June 30, 1997, net of unamortized discount, were collected in the quarter ended September 30, 1997.

3.  Senior Secured Debt

During the nine months ended March 31, 1998, Xenometrix issued Senior promissory notes in the amount of $1,000,000 to serve as additional bridge financing. The notes were originally due March 25, 1998. The Company has obtained an extension of the maturity date to May 25, 1998, subject to further extensions. The initial interest rate of 12 % per annum on the notes was increased to 18%, effective March 25, 1998, in conjunction with the extension. In connection with the issuance of these notes, Xenometrix issued warrants to purchase 333,330 shares of common stock, at an exercise price equal to the lower of a) $2.15 or b) the price per share in the Company's next placement of equity securities resulting in gross proceeds to the Company in excess of $3 million. In the event of default by the Company on the notes, the interest rate will remain at 18% per annum and the note holders will have the right to appoint a majority of the Board of Directors of the Company.

4.    Earnings (Loss) Per Common Share

Effective for the quarter and nine month period ended March 31, 1998, the loss per common share is computed using the Financial Accounting Standards Board's recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). SFAS No. 128 establishes new standards for computing and presenting EPS and supercedes all prior EPS guidance found in APB Opinion 15.

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

OVERVIEW

     As of May 12, 1998 the Company had cash and cash equivalents of approximately $330,000. The Company estimates that its current resources will be sufficient to meet its operating needs through approximately June 30, 1998. The Company has $1,500,000 of bridge notes which are due on May 25, 1998, subject to further extension. In the event the Company does not repay the notes or secure an extension by such date, the Company will evaluate other options including, but not limited to, further curtailing or suspending its operations. (See Liquidity and Capital Resources).

     Since inception, the Company's efforts have been focused upon commercializing its technology in the field of molecular toxicology. Accordingly, the Company's resources were directed primarily at the drug safety and toxicology markets. In the first half of calendar 1997, the Company put considerable effort into evaluating the changes that are occurring in pharmaceutical research and development. The Company concluded that its proprietary gene activation profiles provide valuable information that may be used to help pharmaceutical researchers optimize drug leads. The Company believes its technology can help pharmaceutical companies evaluate and optimize the growing number of drug leads emerging from genetic sequencing, combinatorial chemistry and high throughput screening. While the Company will continue to serve the drug safety and toxicology market, it plans to focus a significant portion of its effort and resources developing and marketing its products and services to pharmaceutical companies for testing, evaluation and optimization of their lead compounds. The Company believes that its focus on this market, together with the patent licensing activities described below, will enable it to expand its business through collaborative arrangements with potential customers and business partners.

     On January 22, 1998, the Company announced that it had been granted a broad basic patent by the European Patent Office covering most gene expression profiles resulting from the exposure of eukaryotic cells (including human, animal and yeast cells) to pharmaceutical compounds and other chemical entities. On February 17, 1998, the Company received a Notice of Allowance from the United States Patent and Trademark Office covering similar claims in the

United States. The Company plans to aggressively pursue licensing of these patents and entering into broader business collaborations with parties whose current or future business activities may be covered by the claims contained in these two patents.

     The timing and amount of revenues from sales of products and services to the drug discovery and development market as well as to the toxicology and product safety markets cannot be predicted with certainty. Similarly, the Company's ability to enter into license agreements and meaningful collaborative arrangements with customers or other potential collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 1998 AND 1997

Net sales and services. Net sales and services for the quarter ended March 31, 1998, decreased 32% to $103,000 from $152,000 in the prior year. This decrease was attributable to lower sales of the Company's client research laboratory services.

Gross Profit (Loss). For the quarter ended March 31, 1998, gross profit (loss) was ($11,000) compared to ($5,000) reported in the prior year. This decrease was attributable to lower sales volumes and lower contribution margins from those sales which were not sufficient to cover fixed manufacturing and laboratory service costs.

Research and Development Expenses. Research and development expenses were $234,000 for the quarter ended March 31, 1998, down 17% from the $282,000 reported in the comparable period of the prior year. This decline was primarily due to the restructuring of the Company's operations in February 1998 to reduce costs and conserve resources.

Selling, General and Administrative Expenses (SG&A). Selling, general and administrative expenses decreased 41% to $484,000 from $826,000 reported in the 1997 quarter. This decrease was primarily attributable to cost savings resulting from the elimination of the field sales and marketing operations in the quarter ended June 30, 1997, partially offset by increased costs associated with an expanded business development function, and the February 1998 restructuring which further reduced costs in the current period.

Other Income and Expense. Xenometrix earned $5,000 of grant income in the quarter ended March 31, 1997 from a National Institutes of Health grant. There were no such grants in the comparable 1998 quarter.

In the quarter ended March 31, 1998, the Company incurred net interest expense of $290,000. From June 1997 through March 1998, Xenometrix issued Senior promissory notes in the amount of $1,500,000 to serve as bridge financing. The 12% interest rate on the notes was increased to 18% effective March 25, 1998. The notes were accompanied by the issuance of warrants to purchase 499,995 shares of common stock. The interest accruing on these notes, together with the amortization of the note discount associated with the issuance of the warrants and the amortization of the issuance costs associated with the notes, resulted in a charge to interest expense of $291,000 during the quarter ended March 31, 1998. This interest expense was partially offset by interest income of $1,000 during the quarter. In the comparable quarter of the prior year, Xenometrix earned $28,000 interest income on the short-term investment of the remaining proceeds from its October 1995 initial public offering.

COMPARISON OF THE NINE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Net sales and services. Net sales and service revenue for the nine month period ended March 31, 1998 decreased 7% to $497,000 from $532,000 in the comparable period of the prior year. This decrease was primarily attributable to lower sales of the Company's client research laboratory services, partially offset by higher sales of the Company's gene profile assay kits.

Gross profit. Gross profit for the nine months ended March 31, 1998 increased to $79,000 from $27,000 in the comparable period in 1997. This increase was primarily attributable to two factors. First, the product mix in the 1998 period included a larger proportion of revenue from the sale of assay kits, which generally have higher profit margins than revenue derived from services. Second, during the 1997 period, the Company performed a large commercial validation project for a European multi-national chemical manufacturer at a substantial discount to normal pricing levels. This resulted in high manufacturing costs and an abnormally low gross profit margin in the prior period.

Research and development (R&D). Research and development expense for the nine months ended March 31, 1998 was $946,000, a 9% increase over the $871,000 reported in the comparable period of the prior year. In the current period, R&D efforts were focused on research, product development and building the Company's bioinformatics database. Prior to the February 1998 restructuring, the Company had increased staffing levels in the R&D department. In the prior period, R&D personnel assisted with the validation project. Accordingly, a portion of the department costs were charged to cost of sales and services in that period.

Selling, general and administrative expenses (SG&A). For the nine month period ended March 31, 1998, SG&A expenses were $1,468,000, down 28% from the $2,037,000 reported in the comparable 1997 period. This decrease was primarily attributable to cost savings resulting from the elimination of the field sales and marketing operations, partially offset by increased costs associated with an expanded business development function, and the February 1998 restructuring which further reduced current period costs.

Other Income and Expense. Xenometrix earned $64,000 of grant income in the nine month period ended March 31, 1997 from a National Institutes of Health grant. There were no such grants in the comparable 1998 period.

In the nine months ended March 31, 1998, the Company incurred net interest expense of $567,000. The interest accruing on the Senior promissory notes, discussed above, together with the amortization of the note discount associated with the issuance of the warrants and the amortization of the issuance costs associated with the notes, resulted in a charge to interest expense of $574,000 during this period. This interest expense was partially offset by interest income of $7,000 during the period. In the comparable nine month period of the prior year, Xenometrix earned $99,000 interest income on the short-term investment of the remaining proceeds from its October 1995 initial public offering.

In the nine months ended March 31, 1997, the Company entered into an agreement whereby it received certain consideration for relinquishing its former operating lease. The Company recognized a one-time gain of $1,028,000 resulting from this transaction. (See Note 2)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's cash and cash equivalents were $139,000, compared to $603,000 at June 30, 1997. During the nine month period ended March 31, 1998, $1,368,000 was used to fund Xenometrix' operations, $96,000 was invested in equipment and patents, and the Company received $1,000,000 from the issuance of senior notes and warrants under a bridge financing line of credit, described below.

In September 1997, the Company obtained a commitment for a $1,500,000 short-term bridge financing line of credit, consisting of a private placement of 12% promissory notes coupled with common stock warrants. As of March 31, 1998, $1,500,000 of this commitment was drawn down and the Company issued warrants to purchase 499,995 shares of common stock. The notes were originally scheduled to mature on the earlier of March 25, 1998, or the completion of a sale of public or private equity securities resulting in net proceeds to the Company of at least $3 million. The Company has obtained an extension of the due date until May 25, 1998, subject to further extensions. During this extension period the interest rate on the notes increases to 18% per annum. In the event of default by the Company on the notes, the interest rate will remain at 18% and the note holders will have the right to appoint a majority of the Board of Directors of the Company.

On January 12, 1998, the Company received notification of a decision by the National Association of Securities Dealers to delist the Company's securities from The Nasdaq SmallCap Market, effective at the close of business on that day. This delisting was a result of the Company's total assets, capital and surplus having fallen below the minimum required by the NASD for continued listing. The Company's securities were also subsequently delisted from the Boston Stock Exchange. The effects of delisting include reduced availability of the market prices and volume of trading in the Company's securities and limited news coverage of Xenometrix. Delisting may also restrict investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities, as well as the Company's ability to issue additional securities or to secure additional financing.

On January 22, 1998, the Company announced that it had been granted a broad basic patent by the European Patent Office covering most gene expression profiles resulting from the exposure of eukaryotic cells (including human, animal and yeast cells) to pharmaceutical compounds and other chemical entities. On February 17, 1998, the Company received a Notice of Allowance from the United States Patent and Trademark Office covering similar claims in the United States. On March 2, 1998 the Company received a cash infusion related to an option agreement (the "Option Agreement") to negotiate with Xenometrix for a license under the patents for a limited field. The Company agreed not to enter into license agreements in this field with third parties during the option period. On April 27, 1998, the Company received an additional payment to extend the option period until May 25, 1998 (the "Option Extension").

On April 17, 1998, the Company entered into a license related to its eukaryotic gene expression profiling patents, granting a non-exclusive license (the "Non-exclusive License") for the creation of gene expression profiles using methods other than those covered by the Option Agreement. The license incorporates up-front fees, sub-licensing fees and royalty payments payable to the Company.

The Company estimates that the funds received from the Option Agreement, the Option Extension and the Non-exclusive License, together with cash generated from operations, will be sufficient to meet its operating requirements through at least June 30, 1998. The Company has $1,500,000 of bridge notes which are due on May 25, 1998, subject to further extension. In the event the Company does not repay the notes or secure an extension by such date, the Company will evaluate other options including, but not limited to, further curtailing or suspending its operations.

                           PART II--OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

In September 1997, Xenometrix entered into a Senior Line of Credit Agreement (the "Credit Agreement") with the Aries Domestic Fund L.P. and the Aries Fund, a Cayman Islands Trust, for a $1,500,000 line of credit, consisting of a private placement of notes coupled with common stock warrants. Initially, the notes bore interest at 12% per annum and matured on the earlier of March 25, 1998, or the completion of a sale of public or private equity securities resulting in net proceeds to the Company of at least $3 million (the "Offering"). The original Credit Agreement provided that the Company could, at its option, either repay the notes when due, or convert the principal amount plus any accrued interest, into shares of the Company's securities at a price per share equal to 70% of the offering price in the Company's next Offering. In December 1997, the Credit Agreement was amended to adjust the conversion price at which the notes could be converted into shares of the Company's securities to a price per share equal to 100% of the offering price in the Company's next Offering. This amendment applied to both existing loans and future loans under the Credit Agreement. In March 1998, the Credit Agreement was further amended extending the maturity date on the notes to May 25, 1998, subject to further extension, and adjusting the interest rate on the notes to 18%, effective March 25, 1998. All other terms and conditions of the Credit Agreement as amended, remain in force during the extension period. In the event of default by the Company on the notes, the interest rate will remain at 18% per annum and the note holders will have the right to appoint a majority of the Board of Directors of the Company. For each $100,000 loan made under the Agreement, the Company has issued 33,333 warrants to purchase shares of common stock, at an exercise price equal to the lower of
a) $2.15 or b) the price per share in the Company's next placement of equity securities where gross proceeds exceed $3,000,000.

During the quarter ended March 31, 1998, Xenometrix issued notes and warrants under the Credit Agreement as follows:


                  Loan Date             Notes           Warrants
                  ---------             -----           --------
                  01/12/98.            $250,000          83,333

The Company did not use an underwriter for the sale of these securities. The sales and issuances of securities in the transaction described above, were deemed to be exempt from registration under the Securities Act of 1933, (the "Securities Act") as amended, by virtue of Section 4 (2) and or Regulations promulgated under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)   Exhibits

10.37* Agreement dated February 24, 1998 between [ * ] and the Registrant, regarding the granting of an exclusive option period to negotiate a license under the Company's gene expression profiling patents.

27.1   Summary Financial Information Schedule

       (b)   Reports on Form 8-K

       On January 26, 1998, Registrant filed a Form 8-K reporting that its shares had been delisted from Nasdaq.

       On February 12, 1998, Registrant filed a Form 8-K reporting that it had restructured its operations to conserve resources.

       ----------------

       * Xenometrix is applying for confidential treatment with respect to portions of this exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf.

                                    XENOMETRIX, INC.



                                    /s/ Stephen J. Sullivan
                                    -------------------------------------------
May 15, 1998                        Stephen J. Sullivan
                                    President, Chief Executive Officer
                                    And Director




                                    /s/ Ronald L. Hendrick
                                    -------------------------------------------
May 15, 1998                        Ronald L. Hendrick
                                    Executive Vice President and Chief Financial
                                    Officer
                                    Principal Accounting and Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                 Description
-----------                 -----------

10.37*        Agreement dated February 24, 1998 between [ * ] and the
              Registrant, regarding the granting of an exclusive option period to negotiate a license under the Company's gene expression profiling patents.

27.1          Summary Financial Information Schedule

---------------

* Xenometrix is applying for confidential treatment with respect to portions of this exhibit.