Form 10KSB
period 1998-06-30
XENOMETRIX INC \DE\
filed 1998-09-28
CIK 1000370

                       Securities and Exchange Commission

                               Washington DC 20549

                                   Form 10-KSB

                      Annual Report under Section 13 of the
                         Securities Exchange Act of 1934



For the Year Ended June 30, 1998                    Commission File No. 1-14004


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

Xenometrix' revenue for the year ended June 30, 1998 was $1,886,000.

The aggregate market value of Xenometrix' voting stock held as of September 11, 1998 by nonaffiliates was $342,000.

2,948,135 shares of Common Stock were outstanding on September 11, 1998.

Transitional small business disclosure format.   Yes       No  X
                                                     ----     ---

Incorporated by reference in Part III of this Report is the information contained in the Xenometrix Proxy Statement for the annual meeting of stockholders proposed to be held November 18, 1998, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1998.

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

GENERAL

     Xenometrix, Inc. (the "Company" or "Xenometrix") is a biotechnology company with a proprietary gene profiling system that measures the expression of genes when they are exposed to selected compounds. The Company develops, manufactures and sells a line of assays which test the genetic response of human, bacterial and yeast cells when exposed to various compounds, along with proprietary software for reporting and analyzing the test results. Xenometrix also offers a contract laboratory service which allows the customer to send its compounds to Xenometrix for testing and evaluation.

     Recently the Company has put considerable effort into the licensing of its intellectual property. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human, animal and yeast cells) to compounds. On September 22, 1998, the Company was issued a U.S. patent covering similar subject matter. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells (including bacterial cells) to compounds. Xenometrix shares ownership of the patents with Harvard University, and has an exclusive world-wide license to Harvard's portion of the intellectual property. From February through September 1998, the Company has entered into one option agreement and three non-exclusive license agreements related to these and other patents. During the fiscal year ended June 30, 1998 approximately two-thirds of the Company's total annual revenue was generated by the option and license agreements related to the patents. As of September 25, 1998, the Company was delinquent on its reporting and payment obligations to Harvard. See Management's Discussion and Analysis--Risk Factors--Risk of Default on License Agreement.

     In order to conserve resources, the Company restructured its operations in February 1998, resulting in the elimination of twenty positions, or approximately two-thirds of the Company's workforce. As of September 22, 1998, the Company had nine employees. Of these, five are engaged in research, scientific and technical activities, and the remainder in business development, licensing, finance and general administration.

     At September 22, 1998, the Company had cash of approximately $100,000. The Company estimates that this cash together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through approximately October 25, 1998. In the event that the Company cannot raise additional capital or generate additional revenue from other sources by that date, it will evaluate other options including, but not limited to further curtailing or suspending its operations.

     In order to fund its operations, the Company has borrowed $1,500,000 under a short-term bridge financing line of credit. The due date on the Senior promissory notes (the "Notes") issued under the line of credit has been extended several times, most recently until October 25, 1998. At that time, the $1,500,000 principal balance on the Notes, plus approximately $177,500 of accrued and unpaid interest will be due and payable. The Company

-----------
Xenometrix(TM), Gene Profile AssayTM, Ames II(TM), and Yeast Del(TM) are trademarks of Xenometrix, Inc. Windows(R) is a registered trademark of Microsoft Corporation.

does not expect to have sufficient cash resources to satisfy this obligation on October 25, 1998. Accordingly, it plans to attempt to negotiate a further extension of the due date on the Notes. There can be no assurance that this extension of the due date will be granted by the Note holders. In the event such extension cannot be obtained, the interest rate on the Note will increase to 18%, the Company's assets are subject to foreclosure and the Note holders will have the right to appoint a majority of the Board of Directors of the Company.

     The first of the Company's two current core technologies, the Gene Profile Assays, (formerly known as Stress Gene Assays) represents a low-cost method for identifying the specific molecular mechanisms underlying the cellular response to exposure to a particular compound. In February 1998, the Company ceased the shipment of Gene Profile Assays containing human cells to its customers. These products are currently offered only through the Company's Client Research Laboratory. The Company's second core technology, the Genotoxicity Assays, assesses the carcinogenic potential of a compound by measuring damage to DNA. Together these two assay systems provide information about what is occurring at the molecular level when a living cell is exposed to a compound, including, but not limited to, activation of receptors and signaling pathways, changes in cell metabolism, damage to cellular components, cell death, tumorigenesis, teratogenesis, irritation and other reactions. Xenometrix has developed a proprietary software system for reporting and analyzing the results of its assays. This software has been evaluated to assure compliance with "Year 2000" issues.

     The Company has developed a small bioinformatics database consisting of the gene induction profiles of approved pharmaceutical products and other classes of compounds. The Company believes that a larger, expanded bioinformatics database would enhance the utility of all of its existing products, and might provide an additional revenue source. Proprietary software developed by Xenometrix as well as the search engines used in the database have been evaluated to assure compliance with "Year 2000" issues.

     Numerous public sources estimate that approximately $19 billion is spent annually on all phases of pharmaceutical research and development, with over $9 billion being spent on drug discovery and pre-clinical development efforts. Xenometrix believes that its products and services can add value to drug discovery and pre-clinical research efforts by providing important efficacy and safety data with regard to a compound's potential therapeutic effects and toxicity in a unique and cost effective manner.

MARKETS AND INDUSTRY BACKGROUND

     The Company began operations in 1992 to serve the toxicology and drug safety markets with a line of assays designed to analyze the genetic response of cells when exposed to various compounds. While Xenometrix continues to provide products and services to the toxicology market, the Company believes that much larger and nearer-term opportunities lie in using its proprietary technology to assist pharmaceutical companies in selecting and optimizing potential therapeutic agents. The Company adopted this strategy in early 1997 in recognition of the potential for using cell-based gene expression assays to assist pharmaceutical companies with the identification and optimization of lead compounds and also in response to several of the Company's customers who have incorporated Xenometrix's products and services into their drug discovery programs.

     The Drug Discovery Process. The discovery and development of drugs has traditionally been a lengthy, expensive, inefficient and often unsuccessful process, typically taking 12 to 15 years from the inception of a research program until the market introduction of a drug. Costs are estimated to be approximately $350 million to $500 million for development from concept through FDA marketing clearance, with only a small fraction of those compounds that enter pre-clinical testing actually receiving FDA marketing approval.

     Of the estimated $19 billion that will be spent on pharmaceutical research and development in 1998, approximately half of this amount will fund drug discovery and pre-clinical development efforts. Lower profit margins, shorter product lives, the proliferation of generic drugs, managed care and cost containment initiatives, together with scientific and technological advances, have created powerful incentives for drug developers to discover drugs more quickly and cost effectively. Xenometrix believes that its products, services and intellectual property can add value to drug discovery and pre-clinical research efforts by providing important efficacy and safety data with regard to a chemical compound's potential therapeutic effects and toxicity in a unique and cost effective manner.

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

     The following diagram illustrates the steps in the drug discovery process. The Company believes that its assays may be used throughout the lead optimization and safety screening portions of the process, assisting drug developers to both (i) develop "hits" into lead compounds and (ii) optimize lead compounds into drug development candidates.

                             DRUG DISCOVERY PROCESS

                                    [CHART]

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

     Screening. After a target has been selected by a drug researcher, the next step in traditional drug discovery is to identify one or more chemical compounds that have an effect on the target. These compounds are typically identified by the sequential synthesis and testing of large numbers of compounds against the target through the use of screens, such as a receptor binding assay. If primary screening, such as the use of a receptor binding assay, indicates that a compound binds with the target, the compound is then considered a hit. While receptor binding assay screens will indicate whether a particular compound has physically interacted with the target, such assays provide no additional information about the biological impact that the binding event had on the target. After re-testing confirms initial hits, secondary screening identifies which hits have the properties of a lead compound meriting further development efforts. Secondary screening evaluates numerous characteristics, including efficacy (the degree to which a compound produces the desired therapeutic effect), potency (the amount of the compound required to exert its effect) and specificity (the degree to which the compound does not affect unintended targets).

     Historically, screening was a manual process in which it was generally possible to test only limited numbers of compounds per day. Even though numerous distinct chemical structures exist, it has not been unusual for traditional screening to be terminated after several years with no lead compounds identified after examining only a small portion of available compounds. Today, pharmaceutical and biotechnology companies with advanced drug discovery programs use semi-automated or robotic high throughput screening systems that can process thousands of compounds per day, resulting in a greater number of hits.

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

     Receptor binding assays consist of a target which is isolated from its natural cellular environment. If enough of the target can be isolated, such assays can be relatively simple to develop and perform. The artificial environment of such assays, however, has limited their usefulness in furthering the development process after initial hits have been identified. For example, in a cellular environment a receptor may be woven throughout the external surface of a cell while in a receptor binding assay the receptor is completely removed from the cell. This differen-tiation can mean that a compound that has one effect in a receptor binding assay can result in a significantly different interaction with the target in its natural cellular environment. Also, many receptors and cellular compounds cannot be isolated for use in receptor binding assays.

     Cellular assays bridge the gap between receptor binding assays and traditional in vivo pre-clinical methods of testing because they employ whole cells in an attempt to more closely mirror the environment within which a chemical compound must interact. These cellular assays allow scientists to determine whether a particular compound binds with the receptor in the cell. By more closely replicating the physiological environment and the complex interactions that take place within a cell, such cell-based assays provide a number of advantages, including in many cases greater predictive value of therapeutic effect and potential toxicity.

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

     Xenometrix's Role in Drug Discovery and Lead Optimization. Xenometrix's assays and technology platform permit the measurement of the activity of batteries of genes, or targets, in both human and bacterial cells in an environment which more closely approximates the physiology of a living organism. The Company believes that the use of multiple genes in an assay covering a broad range of cellular responses provides information that is more useful than the information relating to a single cellular response yielded by simple cell-based assay. This information can be used as a cost-effective means of prioritizing which of the positive hits from initial screening has the highest probability of subsequent success, based on their safety and efficacy profiles. In addition, the Company believes that its assays can be readily modified to facilitate automated high throughput screening. The Company has historically applied this technology to the toxicology and safety market. The genes monitored in the Company's current product line include both safety and efficacy markers.

     Xenometrix has been involved in the characterization, licensing and commercialization of genes and gene constructs in cells for over five years. The study of gene expression as an indicator of cellular response to a compound is relatively new and the Company believes that it has significant know-how relative to other companies entering this emerging area. Individual testing of compounds and the analysis of the gene expression they cause in a cellular environment is difficult because it involves purchases from multiple suppliers, integration of varying assay designs into a single system and complex quality control issues. The Company believes its technology platform significantly reduces these problems.

TECHNOLOGY, PRODUCTS AND SERVICES

     The first of the Company's two cell based assay systems, Gene Profile Assays, represents a cost-effective method of identifying the specific molecular mechanisms underlying the cellular response to exposure to a particular compound. The Company's other cell based assay system, Genotoxicity Assays, assesses the carcinogenic potential of a chemical entity by measuring damage to DNA.

     Gene Profile Assays. The Company's Gene Profile Assays measure the activation of various bacterial and mammalian genes in response to exposure to a test compound. The genes monitored respond to tested compounds, with potential results indicating, among other things, information about the metabolic pathway of the biological response within a cell, whether the compound is an agonist or an antagonist, the potential toxicity of the compound, and the potential for the liver to metabolize the drug before it reaches its therapeutic target. In February 1998, the Company stopped the shipment of Gene Profile Assay kits containing human cells to its customers. These products are currently offered only through the Company's Client Research Laboratory. Gene Profile Assay kits containing bacterial cells, as well as all genotoxicity assay kits, continue to be offered for shipment to customer locations in the United States and overseas, as well as being offered through the Client Research Laboratory.

     The Company's Gene Profile Assays are not yet adapted for automated high throughput screening. As part of the Company's collaborative agreement with OSI Pharmaceuticals, Inc. ("OSIP"), the Company has access to certain technology and know-how which will assist efforts to automate its Gene Profile Assays.

     Genotoxicity Assays. The Company's Genotoxicity Assays, consist of the Ames II family of assays, which assess the mutagenic and carcinogenic potential of a compound by measuring specific types of damage to DNA, and the Yeast Del assay which may identify non-mutagenic carcinogens. These assays are largely used in safety assessment, and are offered by Xenometrix for shipment to customers as well as through the Client Research Laboratory. Xenometrix is the only company offering the Ames II family of assays. The Company believes the Ames II assay offers both scientific and commercial advantages over the widely-accepted original Ames assay. These advantages include automation which allows significantly more compounds to be tested, and new bacterial strains which provide more specific information about the mutations created by the compound.

     Software. Xenometrix has developed software to facilitate performing its assays and analyzing and interpreting the results. The software used with gene profile assays records the results for a compound by reporting data regarding the compound's gene induction profile from each assay and presents a graphical illustration producing a unique fingerprint of each compound's molecular response in the assays. The gene profile for a given assay can then be compared to profiles of well known compounds (derived from in vitro and in vivo test data) to assess a compound's relative activity and its impact on gene activity. The software used with the Ames II assays provides a statistical analysis of the test results.

     Client Research Laboratory. The Company has established a fully equipped laboratory at its Boulder, Colorado facility, to serve the needs of clients wishing to obtain assay data without investing in training or capital equipment. Xenometrix's scientists receive compounds, perform requested assays in the required time periods, and deliver the test results in the form of a detailed report to the client. This service introduces new customers to the Company's assay systems, helping them to understand and adopt the technology.

     Bioinformatics Database. The Company has developed a small bioinformatics database consisting the gene induction profiles of approved pharmaceutical products and other classes of compounds. Comparing the gene induction profile of a new compound being tested to those in the database may facilitate improved evaluation and decision-making for pharmaceutical products in the development stage. Resource constraints have prohibited the Company from performing the work necessary to expand the size of the bioinformatics database. The Company believes that a larger, expanded bioinformatics database would enhance the utility of all of its existing products, and might provide an additional revenue source.

     Potential Expansion of Current Products and Services. In order to expand its product offering and increase the usefulness of the Company's current products to drug discovery and development customers, Xenometrix believes the following changes to its product line are desirable:

          o Automation. The Company believes that its Gene Profile Assays can be modified to allow high throughput screening, facilitating efficient testing of a larger number of compounds. The technologies accessed by the Company as part of the OSIP collaborative agreement can be used to facilitate the automation of the Company's Gene Profile Assays.

          o Addition of gene endpoints. The Company believes that the use of existing and new industry and academic contacts, as well as in-licensing of patented gene sequences, to add genes to its assays would be of particular interest to drug discovery and development customers.

          o Additional cell lines. Xenometrix believes that the addition of new cell lines to its assays would increase their usefulness to drug discovery and development customers by allowing customers to use the types of cells which are likely to be the target of drug development efforts.

          o Messenger RNA Isolation. In January 1998 the Company announced that it planned to offer exposure-related messenger RNA ("mRNA") isolation services to pharmaceutical and biopharmaceutical companies engaged in drug discovery and development. The Company's researchers have performed preliminary feasibility studies on methods and procedures to expose cells to large numbers of compounds and for the subsequent isolation of high quality mRNA in large volumes.

     Due to severe resource limitations, the Company has been unable to invest the funds necessary to expand its product line or to incorporate some of the enhancements outlined above which the Company believes would increase the utility of its products and services to its customers.

BUSINESS DEVELOPMENT & LICENSING

     Xenometrix's business development department is primarily responsible for the licensing of the Company's intellectual property. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human, animal and yeast cells) to compounds. On September 22, 1998, the Company was issued a U.S. patent covering similar subject matter. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells (including bacterial cells) to compounds. Xenometrix shares ownership of the patents with Harvard University, and has an exclusive world-wide license to Harvard's portion of the intellectual property.

     From February through September 1998, the Company has entered into one option agreement and three non-exclusive license agreements related to these and other patents. The option agreement granted to one company a limited period during which they could negotiate with Xenometrix for an exclusive license in a particular field of use. The Company and the optionee were unable to agree upon terms for the exclusive license, and the option expired with no further obligation on the part of the Company. The three license agreements entered into by the Company are broad, non-exclusive licenses to the patents and other technology owned by the Company. These agreements generally provide for up-front payments for licensing fees, royalty payments on future product sales which utilize the technology covered by the patents and minimum annual royalties payable to Xenometrix. From February through September 1998, the Company received $1,375,000 in option payments and up-front licensing payments related to these agreements, with an additional $150,000 due during the period from January 1999 through January 2000. As of September 25, 1998, the Company has paid $38,500 to the holders of the Notes, pursuant to the terms of the most recent extension of the due date (see Note 5 to the financial statements included in this Report).

     In addition to the licensing of its patents, Xenometrix is seeking to use its intellectual property to facilitate entry into broad strategic relationships with pharmaceutical and biotechnology companies. The Company believes that these relationships may allow the Company to gain access to additional technologies that would enhance the Company's assays to better serve the drug development market, or may enable the Company to enter into collaborative arrangements with other companies to screen large numbers of compounds using the Company's assays. The Company believes that by developing strategic relationships it will be able to more quickly broaden its current line of products and services and more effectively penetrate the drug discovery and development market.

     On June 27, 1997, the Company entered into an agreement with OSIP, a leading high throughput screening and drug discovery company with development programs targeting major human diseases independently and in co-ventures with major pharmaceutical companies. The agreement includes the cross-licensing of certain intellectual property rights. Pursuant to the agreement, the Company granted OSIP a world-wide, non-exclusive license to use the Company's Gene Profile technology in conjunction with cell-based reporter-promoter constructs. In return, OSIP granted the Company a world-wide, non-exclusive license to OSIP's proprietary technology for measuring gene activation using reporter constructs and access to technology used in high throughput screening applications.

SALES AND MARKETING

     The Company's primary target market for the sale of its products and services consists of large multi-national research-based pharmaceutical companies as well as smaller biopharmaceutical and biotechnology companies. The Company's business development department is primarily responsible for maintaining and expanding business opportunities with existing customers and for developing collaborative relationships with new customers. The Company sells its products directly to pharmaceutical and biotechnology customers in the United States. International distribution is handled through distributors in Switzerland, France, Germany, Belgium, Japan and Korea.

     In December 1997, Xenometrix entered into an exclusive distribution agreement with Pace Analytical Services ("Pace"), to market and distribute the Company's products and services in the Americas, to customers in the chemical, environmental testing and other industries outside of life sciences. The agreement requires Pace to meet certain minimum sales levels, which are currently not being met. In the event that these sales levels are not met in the future, the Company has the right to terminate this agreement in December 1998, with no further obligation to Pace.

MANUFACTURING

     Xenometrix manufactures and assembles its products at its facilities in Boulder, Colorado. The assays consist of the Company's proprietary components and components purchased from outside vendors. The Company's assays contain the components required to perform a specific test in a reproducible and uniform manner. Specific components typically include genetically engineered cells and organisms, proprietary software, specialized chemical reagents, reference manuals, other supplies and appropriate packaging. Xenometrix manufactures assays in a production process subject to quality control procedures.

     The Xenometrix manufacturing process involves growing cells in controlled environment incubators, maintaining the cells under appropriate conditions and preparing the cells for shipment. Bacteria- and yeast-based assays include freeze-dried cells or frozen cells. Mammalian cell-based assays include live human cells immersed in a growth medium. In February 1998, the Company stopped the shipment of Gene Profile Assay kits containing human cells to its customers. These products are currently offered only through the Company's Client Research Laboratory. Gene Profile Assay kits containing bacterial cells and the Company's genotoxicity assay kits, continue to be offered for shipment to customer locations in the United States and overseas, as well as being offered through the Client Research Laboratory

     Apart from the genetically engineered cells and organisms developed and manufactured by Xenometrix and the Company's proprietary software, all of the components of the Company's assays are available from outside manufacturers. Certain of these components are currently provided to Xenometrix from a single source.

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

RESEARCH AND DEVELOPMENT

     R&D scientists provide support to the manufacturing, quality control and client research laboratory functions. Additional R&D efforts are focused on the following areas:

     Collaborations with Customers. R&D personnel provide the technical support for collaborations with major customers to assist them in their efforts to validate Xenometrix's technology, resolve technical issues and incorporate the Company's products into their pharmaceutical and chemical screening programs.

     Continued Product Improvements. The Company's scientists continue to work on projects to improve the performance of the Company's products. One such project involves the development of a new cell lines utilizing luciferase reporter constructs that are more amenable to automated high through-put screening systems.

     Messenger RNA Isolation. In January 1998 the Company announced that it planned to offer exposure-related messenger RNA ("mRNA") isolation services to pharmaceutical and biopharmaceutical companies engaged in drug discovery and development. The Company's researchers have performed preliminary feasibility studies on methods and procedures to expose cells to large numbers of compounds, and for the subsequent isolation of high quality mRNA in large volumes. Resource constraints have precluded the Company from executing its plans to develop the infrastructure needed to support this new venture and may continue in the future.

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

     The Company's technology platform principally consists of using genetically engineered cell based assays to measure gene expression. The Company also is working to develop high throughput screening capabilities for its assays. A number of pharmaceutical and biotechnology companies are active in the areas of gene expression assays and high throughput screening. Such competitors include Aurora Biosciences Corporation, Digital Gene Technology, Inc., Gene Logic, Inc., Cerep, S.A., Perkin-Elmer Corporation, Phase-1 Molecular Toxicology, Inc. and OSIP. There may also be several private companies which are pursuing drug discovery using gene transcription methods, which could be considered competitors of the Company. In addition, the Company faces competition from traditional methods used by drug researchers to identify and optimize lead compounds, such as receptor binding assays, other in vitro assays and animal testing.

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

     Historically, pharmaceutical and biotechnology companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for the Company's products and services, have developed or are developing, at substantial cost, internal programs and methodologies to approach drug discovery efforts. The Com-pany competes with the processes internally developed by pharmaceutical and biotechnology companies, who must be convinced that Xenometrix's drug discovery products and services justify outsourcing a portion of these activities to the Company.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company believes that patents and other proprietary rights are important to the development of its business. During the past year , the Company's efforts to license its intellectual property have generated the majority of the Company's revenues. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company's core technology relates to eukaryotic and bacterial gene profiling assays and genotoxicity assays. This technology is comprised of multiple patents and patent applications, some of which are owned directly by Xenometrix and others exclusively licensed from Harvard University, the University of California at Berkeley and other entities. The exclusive license agreements cover five U.S. and five foreign patents that have been issued and certain additional patent applications. In general, these license agreements (i) provide for the payment of royalties on net sales of products covered by the licensed technology, (ii) provide for the payment of royalties on sublicense revenues received by Xenometrix (iii) provide for certain minimum royalties, and
(iv) terminate upon the expiration of the last to expire patent included in the license. If the Company fails to meet its obligations under any such agreement, including payment of royalties or minimum royalties, such agreements may be terminated by the licensors. The Company is currently approximately thirty days in arrears on the royalty payments and reports due under one of its license agreements.

     The Company has obtained an exclusive worldwide license to one issued U.S. patent, two issued foreign patents and several patent applications that relate to methods and kits for generating gene profiles by exposing eukaryotic cells (including human, animal and yeast cells) to compounds and then determining levels of expression of multiple genes in the cells.

     The Company has obtained an exclusive worldwide license to two issued U.S. patents, two issued foreign patents and several patent applications that relate to methods and kits for generating gene profiles using bacterial promoters fused to reporter genes.

     The Company has also obtained a worldwide exclusive license to one issued U.S. patent, one issued foreign patent and several patent applications for a microbiological system for the detection and identification of mutagens. This technology is a modification and improvement over the widely accepted Ames assay.

     In addition, the Company has an exclusive worldwide license under one issued patent and an additional patent application covering a process for detecting potential carcinogens by monitoring deletions in the yeast genome.

     The Company's success will depend in part upon its ability to obtain patent protection for its products, services and technologies, to continue to license such intellectual property to others, and to operate without infringing the proprietary rights of third parties. Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which important legal principles are largely unresolved. Accordingly, no predictions can be made regarding the breadth or enforceability of claims issued or allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the U.S. Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights, will be commercially valuable, will provide competitive advantages to the Company and its present or future collaborative partners or licensees, or will not be challenged, narrowed, invalidated or circumvented. Further, there can be no assurance that patents will be granted with respect to any of the Company's or licensor's pending patent applications or with respect to any patent applications filed by the Company in the future. Moreover, upon allowance, patents in certain countries are published for opposition before final grant. If the grant of any of the Company's or its licensor's patents is opposed, there is no assurance that the Company will be successful in defending against such opposition. The Company's European eukaryotic gene profiling patent is currently under opposition in the European Patent Office. Resolution of the opposition may not be reached for one to three years. In any event, such opposition could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that any efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful.

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

EMPLOYEES

     As of September 11, 1998, Xenometrix had 9 employees, all in the United States. Of these, 5 are engaged in research, scientific and technical activities, and the remainder are engaged in business development, licensing, finance and general administration. The Company's success depends, in large part, upon the continued services of its key scientific, technical and senior management staff, and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union and Xenometrix has not experienced any work stoppages. Xenometrix considers its relations with its employees to be good.

IMPACT OF YEAR 2000 ISSUES

     The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs or any of the Company's suppliers or vendors that have date sensitive software may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

     The Company has evaluated the proprietary software used to facilitate performing, analyzing and interpreting the results of its assays, and the proprietary software used in conjunction with its bioinformatics data base, and found them to appropriately address the date issues associated with the year 2000. The Company believes that all dates in its proprietary software are stored with either a minimum of four digits for the year or as a text string, thereby preventing inappropriate sequencing of date sensitive information. While the Company believes that its proprietary software will not produce any material problems, erroneous calculations or degradation of performance as a result of Year 2000 issues, users are advised that the Company's software must be run on Year 2000 compliant platforms.

     The Company plans to verify whether its major suppliers, service providers and financial institutions are year 2000 compliant, however there can be no assurance that the systems and networks of its key suppliers and customers will not be affected by Year 2000 issues, which could have an adverse effect on the Company's business, operating results and financial condition. The Company believes, based upon the evaluations performed upon its proprietary software and the claims of Year 2000 compliance made by the providers of non-proprietary software used by the Company, that the impact of Year 2000 will not be material. However, to the extent the Company or third parties upon which it relies do not timely achieve Year 2000 readiness, the Company's results of operations may be adversely affected.

GLOSSARY OF TERMS

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

    Eukaryotic - Cells in which DNA is organized into chromosomes contained within a distinct cellular compartment, and in which division occurs through replication and distribution of these chromosomes. Such cells include human, mammalian, animal, plant and yeast cells.

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

    Gene Profile Assays - Assay systems developed by Xenometrix to assess the effects of compounds on cells by measuring the induction of specific genes in these cells, by the compounds.

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

    Induction - A measurable increase in the activity of a specific gene in response to a change in the cellular environment or exposure to a compound.

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

    Prokaryotic - Unicellular organisms which do not contain distinct cellular compartments. These cells contain DNA which is usually organized onto a single circular chromosome. Cell division is usually by fission or budding. Such cells include bacteria and blue-green algae.

    Protein - Molecules composed of amino acids, responsible (as enzymes) for many of the cell's biological reactions, and signaling events.

    Receptor - A molecule on or within a cell membrane to which a substance, such as an agonist or ligand binds.

    RNA - Ribonucleic acid. Contains information required for protein synthesis, and is chemically related to DNA.

    Toxicity - Disturbances in the biochemical or biophysical homeostasis of a cell, which may have long-term or short-term harmful effects.

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



                                     PART II

                                     ITEM 5

                             MARKET FOR COMMON STOCK

     Xenometrix's Units were sold in the Company's initial public offering ("IPO") on October 23, 1995 for $6.75 per Unit. The Units began trading on the NASDAQ SmallCap Market and the Boston Stock Exchange immediately. There was no market for the Common Stock until the Units were split into the Common Stock and the Warrants on April 15, 1996. The Common Stock traded on NASDAQ SmallCap Market under the symbol XENO and on the Boston Stock Exchange under the symbol XEN until January 1998 when it was delisted for failure to meet the financial requirements for continued listing. The Common Stock currently trades on the OTC Bulletin Board under the symbol XENO.

     Reported bid prices for the Common Stock on the NASDAQ SmallCap Market prior to the delisting and prices of actual trades on the OTC Bulletin Board subsequent to the delisting are summarized below. The NASDAQ bid prices reflect interdealer quotations, without retail markup, markdown or commission, and do not necessarily represent actual transactions.


                  Quarter Ended:           High          Low
                  --------------           ----          ---
                 June 30, 1996         $     9.70    $     8.00
                 September 30, 1996         10.50          9.38
                 December 31, 1996          10.50          8.75
                 March 31, 1997              9.00          7.50
                 June 30, 1997               8.63          3.25
                 September 30, 1997          3.75          2.50
                 December 31, 1997           2.88          1.00
                 March 31, 1998              1.81          0.16
                 June 30, 1998               1.02          0.25


     As of September 11, 1998 there were 136 holders of record of the Common Stock.

     Xenometrix expects that it will retain any available earnings generated by its operations for the payment of debt obligations and the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of Xenometrix and will depend on a number of factors, including the future earnings, capital requirements, financial condition and business prospects of Xenometrix and other factors.

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

OVERVIEW

     Initially, the Company's efforts were focused upon commercializing its technology in the field of molecular toxicology. Accordingly, the Company's resources were directed primarily at the product safety and toxicology markets. Customers include companies in the pharmaceutical, biotechnology, chemical, consumer products and environmental industries who have a need to test and assess the potential toxic effects of chemical compounds used in their products. Xenometrix also sells its products and services to governmental agencies.

     In 1997, the Company concluded that its proprietary gene profiles may provide valuable information that can be used to help pharmaceutical researchers optimize drug leads. The Company believes its technology can help pharmaceutical companies evaluate and optimize the growing number of drug leads emerging from genetic sequencing, combinatorial chemistry and high throughput screening. While the Company has continued to serve the drug safety and toxicology market, it has been focusing a significant portion of its effort and resources developing and marketing its products and services to pharmaceutical companies for testing, evaluation and optimization of their lead compounds. The Company believes that its focus on this market will enable it to expand its business through collaborative arrangements with potential customers and business partners. In this regard, in April 1997, the Company centralized its sales and support operations in Boulder, eliminated field sales positions and created an expanded business development function, with responsibility for developing collaborative arrangements with customers and others and, more recently, licensing the Company's intellectual property.

     Recently the Company has put considerable effort into the licensing of its intellectual property. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human, animal and yeast cells) to compounds. On September 22, 1998, the Company was issued a U.S. patent covering similar subject matter. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells (including bacterial cells) to compounds. Xenometrix shares ownership of the patents with Harvard University, and has an exclusive world-wide license to Harvard's portion of the intellectual property. From February through September 1998, the Company has entered into one option agreement and three non-exclusive license agreements related to these and other patents. During the fiscal year ended June 30, 1998, Xenometrix recognized $1,275,000 of revenue from option and license agreements related to the patents, representing approximately two-thirds of the Company's total annual revenue. As of September 25, 1998, the Company was delinquent on its reporting and payment obligations to Harvard. See Management's Discussion and Analysis--Risk Factors--Risk of Default on License Agreement.

     In order to conserve resources, the Company restructured its operations in February 1998, resulting in the elimination of twenty positions, or approximately two-thirds of the Company's workforce. As of September 22, 1998, the Company had nine employees. Of these, five are engaged in research, scientific and technical activities, and the remainder in business development, licensing, finance and general administration.

     The timing and amount of revenues from the licensing of intellectual property and the sales of products and services to the drug discovery and development market, as well as to the toxicology and product safety markets, cannot be predicted with certainty. Similarly, the Company's ability to enter into meaningful collaborative agreements with customers or other collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

     At June 30, 1998, Xenometrix had an accumulated deficit of $16,698,000 and has incurred losses subsequent to June 30, 1998. It also has significant future cash requirements related to the repayment of the Notes, more fully described in
Note 5 of the financial statements included in this Report, and to the further development of its research, product development and manufacturing operations.

     At September 22, 1998, the Company had cash of approximately $100,000. The Company estimates that this cash together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through approximately October 25, 1998. In the event that the Company cannot raise additional capital or generate additional revenue from other sources by that date, it will evaluate other options including, but not limited to further curtailing or suspending its operations.

     In order to fund its operations, the Company has borrowed $1,500,000 under a short-term bridge financing line of credit. The due date on the "Notes" issued under the line of credit has been extended several times, most recently until October 25, 1998. At that time, the $1,500,000 principal balance on the Notes, plus approximately $177,500 of accrued and unpaid interest will be due and payable. The Company does not expect to have sufficient cash resources to satisfy this obligation on October 25, 1998. Accordingly, it plans to attempt to negotiate a further extension of the due date on the Notes. There can be no assurance that this extension of the due date will be granted by the Note holders. In the event such extension cannot be obtained, the interest rate on the Note will increase to 18%, the Company's assets are subject to foreclosure and the Note holders will have the right to appoint a majority of the Board of Directors of the Company.

RESULTS OF OPERATIONS

     Comparison of the Fiscal Years Ended June 30, 1998 and June 30, 1997

     Revenue. For the fiscal year ended June 30, 1998, revenue increased 147% to $1,886,000 from $764,000 reported in the prior year. The increase was attributable to revenue from up-front licensing fees and option payments relating to the Company's recently issued gene expression profiling patents in the United States and Europe. Sales of products and service revenue from the Company's client research laboratory declined 20% to $611,000, from $764,000 reported in the prior year, primarily due to a decline in the demand for laboratory service work.

     Gross Profit. For the fiscal year ended June 30, 1998, gross profit increased to $1,259,000 from $79,000 reported in the prior year. The increase in gross profit was due to the large portion of total revenue from licensing fees and option payments. The cost of licensing revenue was $104,000, representing royalties due to Harvard University under the Company's existing licensing agreement. Gross profit margins on revenue from sales of products and services were up approximately 1% in the current fiscal year, primarily due to reductions in manufacturing personnel and other cost reduction initiatives implemented during the year.

     Research and Development Expenses (R&D). R&D expenses for the fiscal year ended June 30, 1998 increased 8% to $1,150,000 from $1,067,000 reported in the prior year. This increase was primarily attributable to higher personnel costs in the R&D department, as well as increased research and product development work performed by personnel in other departments. In the prior year, R&D personnel performed contract research work for a customer on a fee for service basis, and the costs associated with this work were allocated to cost of sales.

     Selling, General and Administrative Expenses (SG&A). For the fiscal year ended June 30, 1998, SG&A expenses were $1,833,000, down 40% from $3,058,000 in the prior year. This decrease was primarily attributable to the elimination of the field sales and marketing functions in the fourth quarter of the prior fiscal year, lower finance, accounting and administrative costs resulting from personnel reductions in the current fiscal year and lower Board of Directors costs associated with reducing the size of the Board and replacing cash compensation to Board members with increased stock option grants.

     Interest Income (Expense), Net. During the fiscal year ended June 30, 1998, the Company incurred net interest expense of $641,000 compared to net interest income of $112,000 in the prior fiscal year. The net interest expense incurred in the current fiscal year includes interest accrued on the $1,500,000 Notes at the stated interest rate, the amortization of the values attributable to the initial issuance and subsequent repricing of the warrants issued in conjunction with the Notes and the amortization of deferred financing costs associated with bridge financing line of credit. In the prior fiscal year, the Company's net interest income resulted primarily from the investment of excess cash balances, partially offset by interest expense incurred on the first borrowings under the bridge financing line of credit.

     Net Loss. For the fiscal year ended June 30, 1998, the net loss decreased to $2,365,000 or $0.80 per share from the net loss of $2,842,000 or $0.97 per share, reported for prior year. During the prior fiscal year, the Company recognized a one-time gain of $1,028,000 from the early termination of an operating lease.

     Comparison of the Fiscal Years Ended June 30, 1997 and June 30, 1996

     Revenue. For the fiscal year ended June 30, 1997, revenue increased 14% to $764,000 from $671,000 reported in the prior year. The increase was attributable to increased sales of assay kits and increased service revenue from the Company's client research laboratory. Revenue from product development activities and other sources declined slightly. Revenue from the client research laboratory accounted for slightly more than half of total revenue.

     Gross Profit. For the fiscal year ended June 30, 1997, gross profit declined to $79,000 from $122,000 reported in the prior year. The decrease in gross profit was primarily attributable to higher manufacturing costs, including higher occupancy costs associated with the Company's new and larger facility. In July 1996, Xenometrix entered into an agreement whereby it received certain consideration for relinquishing its former operating lease. (See Note 2 to Financial Statements included in this Report). Included as part of this consideration are six quarterly installments of $60,000 each, which began in September 1996 and continued through December 1997. This transaction resulted in a gain of $1,028,000 which was recognized during the quarter ended September 30, 1996. The cash flow from these payments was intended to cover the higher costs associated with the Company's new facility.

     Research and Development Expenses (R&D). R&D expenses for the fiscal year ended June 30, 1997 decreased 5% to $1,067,000 from $1,123,000 reported in the prior year. This decrease was primarily attributable to temporary personnel vacancies in the research and development department.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998 the Company's cash and cash equivalents were $341,000 compared to $603,000 at June 30, 1997. During the current year $1,117,000 was used to fund the Company`s operations, $17,000 was invested in capital expenditures and leasehold improvements, $129,000 was invested in patents, $1,000,000 was provided by the issuance of the Notes and $1,000 was provided from the issuance of the Company's common stock upon the exercise of stock options.

     At June 30, 1998, Xenometrix had an accumulated deficit of $16,698,000 and has incurred losses subsequent to June 30, 1998. It also has significant future cash requirements related to the repayment of the Notes, more fully described in
Note 5 to the financial statements included in this Report. Xenometrix's future capital requirements may be substantial and will depend on many factors, including the pace of growth, if any, in sales and services, progress of Xenometrix's research and development programs, the cost of obtaining access to new technology, the cost involved in filing, prosecuting and enforcing patent claims, payments received under prospective collaborative agreements, agreements for and changes in collaborative research relationships, the cost associated with commercialization of its products, the cost and availability of third party financing for capital expenditures, and legal and administrative expense.

     At September 22, 1998, the Company had cash of approximately $100,000. The Company estimates that this cash together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through approximately October 25, 1998. In the event that the Company cannot raise additional capital or generate additional revenue from other sources by that date, it will evaluate other options including, but not limited to further curtailing or suspending its operations.

     In order to fund its operations, the Company has borrowed $1,500,000 under a short-term bridge financing line of credit. The due date on the Notes issued under the line of credit has been extended several times, most recently until October 25, 1998. In consideration for the extension, Xenometrix agreed to reduce the exercise price of the 499,995 warrants (the "Warrants") issued in conjunction with the Notes to $0.37 per share and further agreed to pay to the Note holders a total of 38.5% of all gross licensing revenues received during the extension period. These payments will be applied first to the accrued interest payable on the Notes and then applied to reduce the principal balance due on the Notes. In conjunction with the extension, the Note holders agreed to reduce the interest rate on the Notes to 12% from 18% and further agreed that in the event that the Company is acquired by a third party at a price per share that is greater than the exercise price of the Warrants, to surrender the Warrants at the closing of such acquisition in exchange for either cash or freely tradable common stock of the acquiring company in an aggregate amount equal to the difference between the acquisition price per share and the exercise price per share of the warrants, multiplied by the total number of Warrants held by the Note holders.

     On October 25, 1998, the $1,500,000 principal balance on the Notes, plus approximately $177,500 of accrued and unpaid interest will be due and payable. The Company does not expect to have sufficient cash resources to satisfy this obligation on October 25, 1998. Accordingly, it plans to attempt to negotiate a further extension of the due date on the Notes. There can be no assurance that this extension of the due date will be granted by the Note holders. In the event such extension cannot be obtained, the interest rate on the Notes will increase to 18%, the Company's assets are subject to foreclosure and the Note holders will have the right to appoint a majority of the Board of Directors of the Company.

IMPACT OF YEAR 2000 ISSUES

     The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs or any of the Company's suppliers or vendors that have date sensitive software may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

     The Company has evaluated the proprietary software used to facilitate performing, analyzing and interpreting the results of its assays, and the proprietary software used in conjunction with its bioinformatics data base, and found them to appropriately address the date issues associated with the year 2000. The Company believes that all dates in its proprietary software are stored with either a minimum of four digits for the year or as a text string, thereby preventing inappropriate sequencing of date sensitive information. While the Company believes that its proprietary software will not produce any material problems, erroneous calculations or degradation of performance as a result of Year 2000 issues, users are advised that the Company's software must be run on Year 2000 compliant platforms.

     The Company plans to verify whether its major suppliers, service providers and financial institutions are year 2000 compliant, however there can be no assurance that the systems and networks of its key suppliers and customers will not be affected by Year 2000 issues, which could have an adverse effect on the Company's business, operating results and financial condition. The Company believes, based upon the evaluations performed upon its proprietary software and the claims of Year 2000 compliance made by the providers of non-proprietary software used by the Company, that the impact of Year 2000 will not be material. However, to the extent the Company or third parties upon which it relies do not timely achieve Year 2000 readiness, the Company's results of operations may be adversely affected.

RISK FACTORS

     The following risk factors should be read in conjunction with information appearing elsewhere in this Report.

     Risk of Default on Senior Promissory Notes In order to fund its operations, the Company has borrowed $1,500,000 under a short-term bridge financing line of credit. The due date on the Notes issued under the line of credit has been extended several times, most recently until October 25, 1998. At that time, the $1,500,000 principal balance on the Notes, plus approximately $177,500 of accrued and unpaid interest will be due and payable. The Company does not expect to have sufficient cash resources to satisfy this obligation on October 25, 1998. Accordingly, it plans to attempt to negotiate a further extension of the due date on the Notes. There can be no assurance that this extension of the due date will be granted by the Note holders. In the event such extension cannot be obtained, the interest rate on the Notes increases to 18%, the Company's assets are subject to foreclosure and the Note holders will have the right to appoint a majority of the Board of Directors of the Company.

     Risk of Default on License Agreement The Company's principal patents relate to gene expression profiling. Xenometrix shares ownership of these patents with Harvard University, and has an exclusive world-wide license (the "Agreement") to Harvard's portion of the intellectual property. During the fiscal year ended June 30, 1998, approximately two-thirds of the Company's total annual revenue was generated by option and license agreements related to the Agreement. The Agreement obligates the Company to make semi-annual payments to Harvard which include royalties on the sales of products and services by the Company, and include a portion of the fees received by the Company from the sub-licensing of these patents to third parties. At June 30, 1998, the Company determined that it owed Harvard approximately $108,000 under the Agreement, which was due and payable on August 29, 1998. As of September 25, 1998, this amount had not been paid, due to the Company's lack of available funds. Failure to make payments when due constitutes an event of default under the Agreement. Continued failure to make such payment within ninety days after receipt by the Company of a written notice of such event of default from Harvard, is grounds for termination of the Agreement.

     The Company is evaluating alternatives for raising the additional funds needed to make the required payment to Harvard, but there can be no assurance that such funds will be raised. In the event that this payment is not made within the timeframe outlined above, the Company could lose its license to Harvard's ownership interest in the patents which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Operating History; History of Operating Losses; Uncertainty of Future Profitability; Going Concern Qualification The Company has a limited operating history and is in the early stage of commercializing its products. As of June 30, 1998, Xenometrix had incurred cumulative net losses of approximately $16,698,000 and the Company expects to incur additional losses as it attempts to continue to implement its business plan. Losses to date have resulted principally from research, product development, and administrative and selling expense. The Company has yet to generate sufficient revenue to achieve profitability in its operations, and there can be no assurance that the Company will be able to do so in the future. The Company's ability to achieve and maintain profit-bility depends in part on its ability to successfully license its intellectual property and to successfully market, sell and support its products and services. There can be no assurance that the Company's licensing efforts will continue to generate revenue for the Company. There can also be no assurance when, or if, any of the Company's current or future products will be commercially successful or that the Company will be able to operate profitably in the future. The Report on the Company's financial statements for the year ending June 30, 1998 contains an explanatory paragraph relating to the Company's ability to continue as a going concern. See Note 1 to the Company's Financial Statements included in this Report.

     Future Capital Needs; Inability to Access Capital Markets; Delisting of the Company's Securities The Company estimates that its cash resources at September 25, 1998 will be sufficient to fund anticipated operating expenses and working capital requirements through at least October 25, 1998. The Company is evaluating its strategic alternatives and has indicated a willingness to entertain an offer for the purchase of the Company. There can be no assurance that a sale of the business or other strategic transaction that would raise additional capital for the Company will be consummated. The Company's future capital requirements will depend on many factors, including its ability to generate revenues through the licensing of its intellectual property, its ability to market its products successfully, the cost of manufacturing activities, the size of its research and development programs, the length of time required to collect accounts receivable, competing technological and market developments, costs associated with and the timing relating to the implementation of the Company's business strategy. Changes in the Company's business or business plan could affect the Company's capital requirements. The Company's ability to satisfy future capital needs will depend on conditions in the securities markets generally and in the market for the securities of small capitalization biotechnology companies in particular. The Company's securities were delisted from the NASDAQ SmallCap Market in January 1998, and the Company's securities now trade on the NASDAQ OTC Bulletin Board. When the delisting occurred, the average daily trading volume in the Company's common stock and warrants declined sharply, resulting in a lack of liquidity in the market for the Company`s securities. There can be no assurance that the Company will be able to qualify in the future to have its shares relisted on the NASDAQ SmallCap Market, or any other recognized exchange. There can also be no assurance that the Company will be able to raise any additional funds required to conduct its operations, that any such funds will be available on terms acceptable to the Company or that existing stockholders will not suffer substantial dilution as a result of subsequent financings.

     Uncertainties Regarding Patents and Proprietary Rights The Company believes that patents and other proprietary rights are important to the development of its business. During the past year , the Company's efforts to license its intellectual property have generated the majority of the Company's revenues. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company's core technology relates to eukaryotic and bacterial gene profiling assays and genotoxicity assays. This technology is comprised of multiple patents and patent applications, some of which are owned directly by Xenometrix and others exclusively licensed from Harvard University, the University of California at Berkeley and other entities. The exclusive license agreements cover five U.S. and five foreign patents that have been issued and certain additional patent applications. In general, these license agreements (i) provide for the payment of royalties on net sales of products covered by the licensed technology, (ii) provide for the payment of royalties on sublicense revenues received by Xenometrix (iii) provide for certain minimum royalties, and
(iv) terminate upon the expiration of the last to expire patent included in the license. If the Company fails to meet its obligations under any such agreement, including payment of royalties or minimum royalties, such agreements may be terminated by the licensors. The Company is currently approximately thirty days in arrears on the royalty payments and reports due under one of its license agreements.

     The Company has obtained an exclusive worldwide license to one issued U.S. patent, two issued foreign patents and several patent applications that relate to methods and kits for generating gene profiles by exposing eukaryotic cells (including human, animal and yeast cells) to compounds and then determining levels of expression of multiple genes in the cells.

     The Company has obtained an exclusive worldwide license to two issued U.S. patents, two issued foreign patents and several patent applications that relate to methods and kits for generating gene profiles using bacterial promoters fused to reporter genes.

     The Company has also obtained a worldwide exclusive license to one issued U.S. patent, one issued foreign patent and several patent applications for a microbiological system for the detection and identification of mutagens. This technology is a modification and improvement over the widely accepted Ames assay.

     In addition, the Company has an exclusive worldwide license under one issued patent and an additional patent application covering a process for detecting potential carcinogens by monitoring deletions in the yeast genome.

     The Company's success will depend in part upon its ability to obtain patent protection for its products, services and technologies, to continue to license such intellectual property to others, and to operate without infringing the proprietary rights of third parties. Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which important legal principles are largely unresolved. Accordingly, no predictions can be made regarding the breadth or enforceability of claims issued or allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the U.S. Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights, will be commercially valuable, will provide competitive advantages to the Company and its present or future collaborative partners or licensees, or will not be challenged, narrowed, invalidated or circumvented. Further, there can be no assurance that patents will be granted with respect to any of the Company's or licensor's pending patent applications or with respect to any patent applications filed by the Company in the future. Moreover, upon allowance, patents in certain countries are published for opposition before final grant. If the grant of any of the Company's or its licensor's patents is opposed, there is no assurance that the Company will be successful in defending against such opposition. The Company's European eukaryotic gene profiling patent is currently under opposition in the European Patent Office. Resolution of the opposition may not be reached for one to three years. In any event, such opposition could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that any efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful.

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

     The Company is aware that patents may issue on certain targets and gene endpoints and related technology or their use in screening assays that could prevent the Company and its collaborators from developing screening assays using such targets or endpoints, or relate to certain other aspects of technology utilized or expected to be utilized by the Company.

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

     Limited Success in the Drug Safety and Toxicology Market Until recently, the Company's efforts have been focused upon commercializing its technology in the field of molecular toxicology. Accordingly, the Company's products, services and marketing efforts have been targeted toward customers performing toxicology and drug safety testing. These toxicology and drug safety customers have been slow to adopt the Company's products and services as part of their standard testing procedures. The Company has had limited success in penetrating this market, with product sales of approximately $611,000 and $764,000 for the years ended June 30, 1998 and 1997, respectively. Although the Company intends to continue to serve the drug safety and toxicology market, in the first calendar quarter of 1997 the Company shifted its principal business and marketing focus to serving the needs of the drug discovery and development market. For these and other reasons, Xenometrix does not anticipate that sales in the toxicology and drug safety market will increase materially in the near term, and it is possible that such sales will continue to decline in future periods.

     Dependence Upon Emerging Market; No Assurance of Market Acceptance The Company believes that it is likely that any significant increases in sales of products and services in future periods will be derived from sales to the drug discovery and development market. The market for identifying and optimizing lead drug compounds is new and evolving and there are many uncertainties associated with the Company's entry into this new market, including lack of industry acceptance, increasing competition, advances in technology and changes in laws, regulations and industry practices. The backlog of compounds awaiting secondary screening and optimization is a relatively recent phenomenon, resulting from the use by drug researchers of new technologies (such as gene sequencing, combinatorial chemistry and high throughput screening) to create large numbers of potential lead drug compounds. The Company's future financial performance, therefore, will be highly dependent upon the development and growth of this market and the methods that drug researchers adopt or develop to identify and optimize lead compounds.

     In order for Xenometrix to achieve broad market acceptance of its products in drug lead identification and optimization applications, the Company must demonstrate to drug researchers that its assays are useful and cost-effective supplements to existing drug discovery and development technology and techniques. There can be no assurance that the Company's existing or future products will be commercially accepted by drug researchers. The Company's targeted customer base may not change its current testing methods, may choose to adopt methods marketed by competitors of the Company or may refuse to make the investment necessary to purchase the Company's products. If market acceptance of the Company's products does not develop, the Company's prospects and its results of operations may be materially adversely affected. There can be no assurance that the Company's products and services can be successfully adapted to meet the needs of this new market, that these products and services will be received positively by clients in this new market segment or that the Company will be able to generate sufficient revenue from sales in this new market segment to achieve profitability.

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

     It is common for biotechnology companies to have one or more significant corporate partners or collaborative relationships. The Company has very limited experience with respect to such relationships. There can be no assurance that the Company will be successful in entering into meaningful arrangements on terms acceptable to Xenometrix, that any collaborative partner will perform its responsibilities under any such arrangement or that any or all of the contemplated benefits from such collaborative arrangements will be realized. The failure of the Company to successfully develop such relationships would have a material adverse effect on the Company's business and results of operations.

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

     The Company's technology platform principally consists of using genetically engineered cell based assays to measure gene activity. The Company also is working to develop high throughput screening capabilities for its assays. A number of pharmaceutical and biotechnology companies are active in the areas of gene expression assays and high throughput screening. Such competitors include Aurora Biosciences Corporation, Digital Gene Technology, Inc., Gene Logic, Inc., Cerep, S.A., Perkin-Elmer Corporation, Phase-1 Molecular Toxicology, Inc. and OSIP. There may also be several private companies which are pursuing drug discovery using gene transcription methods, which could be considered competitors of the Company. In addition, the Company faces competition from traditional methods used by drug researchers to identify and optimize lead compounds, such as receptor binding assays, other in vitro assays and animal testing.

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

     Fluctuations in Operating Results The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of license agreements, timing of product development and commercialization programs of the Company's customers, the timing and terms of collaborative or corporate partner agreements entered into by Xenometrix, the timing of increased research and development and sales and marketing expenses, the timing and size of orders and the introduction of new products by the Company and by competitors. The Company's current and planned expense levels are based in part on its expectations as to future revenue. Consequently, revenue and operating results may vary significantly from quarter to quarter or year to year and revenue and operating results in any period will not necessarily be predictive of results in subsequent periods.

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

     Dependence Upon Key Personnel The Company depends on the services of certain key personnel, particularly those of Stephen J. Sullivan, its President and Chief Executive Officer, Ronald L. Hendrick, its Executive Vice President, Chief Financial Officer and Secretary, Dr. Pauline Gee, its Vice President of Research and Development and Dr. Mark B. Benjamin, its Vice President of Business Development. The Company does not maintain key man insurance policies on the lives of any of its executives. Currently, Mr. Sullivan has an employment agreement with the Company that expires on January 13, 2000. Mr. Hendrick, Dr. Gee and Dr. Benjamin have employment agreements with the Company which expire on October 5, 1998. Xenometrix believes that the loss of the services of any of these executives could have a material adverse effect on the Company. Additionally, the Company's uncertain financial condition would make it difficult to recruit qualified employees to replace any current employee leaving the Company.

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

                                    PART III

                               ITEMS 9 THROUGH 12

     The information contained in the Xenometrix Proxy Statement for the annual meeting of stockholders proposed to be held November 18, 1998, under the headings, "Election of Directors", "Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", "Certain Relationships and Related Transactions" and "Principal Stockholders" is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 1998.

                                     PART IV

                                     ITEM 13

                        EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

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

      10.11+ Registration Rights Agreement, dated as of December 31, 1991, between the Registrant and certain of its stockholders.

     Exhibit
     Number                  Description of Document
     -------                 -----------------------

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

      10.24*** Lease dated July 1, 1996 between Flatirons Cottonwood, Inc. and the Registrant.

      10.25*** Lease Termination Agreement effective July 1996 between
               Wilderness Place, Ltd. and the Registrant.

      10.26*** Lease Takeover Agreement effective July 1996 between NexStar
               Pharmaceuticals, Inc. and the Registrant.

      10.27# Employment Agreement, dated December 31, 1996, between the Company and Stephen J. Sullivan.

      10.28## Employment Agreement, dated September 19, 1997, between the Company and Mark B. Benjamin.

      10.29### Senior Line of Credit Agreement, dated September 25, 1997 between
               Aires Domestic Fund, L.P., The Aries Fund, a Cayman Islands Trust and the Registrant

      10.30++ First Amendment dated December 18, 1997 to the Senior Line of Credit Agreement, dated September 25, 1997 between Aries Domestic Fund, L.P., The Aries Fund, a Cayman Islands Trust and the Registrant

      10.31++ Employment Agreement, dated December 9, 1997 between the Company and Paul J. Koivuniemi

      10.32++ Amendment dated January 16, 1998 to the Employment Agreement dated October 5, 1995, between the Company and Ronald L. Hendrick

      10.33++ Amendment dated January 16, 1998 to the Employment Agreement dated October 5, 1995, between the Company and Pauline Gee

      10.34++ Amendment dated January 16, 1998 to the Employment Agreement dated September 19, 1997, between the Company and Mark B. Benjamin

      10.35++ Amendment dated January 16, 1998 to the Employment Agreement dated December 9, 1997, between the Company and Paul J. Koivuniemi

      10.36+++ Amendment to the Senior Line of Credit Agreement and Notes, dated as of March 25, 1998 by and among the Company, the Aries Domestic Fund L.P. and the Aries Fund, a Cayman Islands Trust

     Exhibit
     Number                  Description of Document
     -------                 -----------------------

      10.37oo Agreement dated February 24, 1998 between [ * ] and the Registrant, regarding the granting of an exclusive option period to negotiate a license under the Company's gene expression profiling patents.

      10.38+++ Amendment to the Senior Line of Credit Agreement and Notes, dated as of March 25, 1998 by and among the Company, the Aries Domestic Fund L.P. and the Aries Fund, a Cayman Islands Trust

      10.39** License Agreement dated April 17, 1998 between Aurora Biosciences Corporation and the Registrant.

      10.40** Amendment to the Senior Line of Credit Agreement and Notes, dated as of May 25, 1998 by and among the Company, the Aries Domestic Fund L.P. and the Aries Fund, a Cayman Islands Trust

      10.41** License Agreement dated June 5, 1998 between Cerep S.A. and the Registrant.

      10.42 Amendment to the Senior Line of Credit Agreement and Notes, dated as of June 25, 1998 by and among the Company, the Aries Domestic Fund L.P. and the Aries Fund, a Cayman Islands Trust

      10.43** License Agreement dated July 27, 1998 between Phase-1 Molecular Toxicology, Inc. and the Registrant.

      23.1     Consent of PricewaterhouseCoopers LLP.

      27.1     Summary Financial Information Schedule.

--------------------------------------------------------------------------------

+ Incorporated herein by reference from Xenometrix's Form SB-2 Registration Statement, Registration No. 33-96636-D, dated October 17, 1995.

o Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended December 31, 1995.

** Xenometrix has been granted or is applying for confidential treatment with respect to portions of these exhibits.

*** Incorporated herein by reference from Xenometrix's Form 10-KSB for the fiscal year ended June 30, 1996.

# Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended December 31, 1996.

## Incorporated herein by reference from Xenometrix's Form 10-KSB for the fiscal year ended December 31, 1997.

### Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended September 30, 1997.

++ Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended December 31, 1997.

+++ Incorporated herein by reference from Xenometrix's Form 8-K, dated April 10, 1998.

oo Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended March 31, 1998.

(b)  Reports on Form 8-K

     On April 10, 1998, Registrant filed a Form 8-K reporting that it had entered into an agreement to amend its Senior Line of Credit agreement and the senior secured promissory notes issued thereunder, extending the due date on the notes to May 25, 1998, and increasing the interest rate on the notes to 18%.

     On June 4, 1998, Registrant filed a Form 8-K reporting that it had entered into an agreement to amend its Senior Line of Credit agreement and the senior secured promissory notes issued thereunder, extending the due date on the notes to June 25, 1998.

SIGNATURES

Pursuant to Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 1998.

                                             XENOMETRIX, INC.


                                             By: /s/ Stephen J. Sullivan
September 28, 1998                               ------------------------------
                                             Stephen J. Sullivan
                                             President, Chief Executive Officer
                                             And Director




                                             By: /s/ Ronald L. Hendrick
September 28, 1998                               ------------------------------
                                             Ronald L. Hendrick
                                             Executive Vice President, Chief
                                             Financial Officer and Secretary


POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen J. Sullivan and Ronald L. Hendrick, or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the Exchange Act, this Report has been signed on behalf of Xenometrix and in the capacities indicated.


      Signature                          Title                     Date
      ---------                          -----                     ----
/s/ Walter M. Lovenberg
Walter M. Lovenberg, Ph.D.              Director            September 28, 1998


/s/ John K. A. Prendergast
John K. A. Prendergast, Ph.D.           Director            September 28, 1998


/s/ Randal P. Schumacher
Randal P. Schumacher                    Director            September 28, 1998


/s/ Ralph Z. Sorenson
Ralph Z. Sorenson, DBA.                 Director            September 28, 1998

                                XENOMETRIX, INC.

                          Index To Financial Statements




Report of Independent Accountants..............................................................  F-1

Balance Sheet as of June 30, 1998 and 1997.....................................................  F-2

Statement of Operations for the Years Ended June 30, 1998 and 1997.............................  F-3

Statement of Changes in Stockholders' Equity for the Years Ended June 30, 1998 and 1997........  F-4

Statement of Cash Flows for the Years Ended June 30, 1998 and 1997.............................  F-5

Notes to Financial Statements..................................................................  F-6

                        Report of Independent Accountants



To the Board of Directors and
Stockholders of Xenometrix, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Xenometrix, Inc. (the "Company") at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining , on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $16,698,000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Broomfield, Colorado
September 1, 1998

                                XENOMETRIX, INC.
                                  Balance Sheet


                                     Assets
                                                                                        June 30,
                                                                              -----------------------------
                                                                                 1998              1997
                                                                              ------------     ------------
Cash and cash equivalents                                                     $    341,000     $    603,000
Accounts receivable, net of allowance for doubtful accounts
    of $10,000 and $35,000 in 1998 and 1997, respectively                          115,000          223,000
Account receivable from termination of lease                                          --            115,000
Inventory, net                                                                      55,000          101,000
Prepaid insurance                                                                  181,000          116,000
Other current assets                                                                52,000           95,000
                                                                              ------------     ------------

    Total current assets                                                           744,000        1,253,000
Property and equipment, net                                                        654,000          860,000
Patents, net of accumulated amortization of $427,000 and
    $300,000 in 1998 and 1997, respectively                                        340,000          338,000
                                                                              ------------     ------------
                                                                              $  1,738,000     $  2,451,000
                                                                              ============     ============

                                      Liabilities and Stockholders' Equity


Accounts payable                                                              $    356,000     $    268,000
Accrued interest payable                                                           158,000            2,000
Accrued salaries and wages                                                         163,000          160,000
Other accrued liabilities                                                          268,000          281,000
Senior promissory notes, net of discounts of $105,000 and
    $225,000 in 1998 and 1997, respectively                                      1,395,000          275,000
                                                                              ------------     ------------
    Total current liabilities                                                    2,340,000          986,000
                                                                              ------------     ------------

Commitments and contingencies (Note 4)

Stockholders' Equity:
Preferred stock -- $0.001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding
    at June 30, 1998 and 1997                                                         --               --
Common stock -- $0.001 par value; 20,000,000 shares
    authorized, 2,948,000 and 2,945,000 shares issued and
    outstanding at June 30, 1998 and 1997, respectively                              3,000            3,000
Additional paid-in capital                                                      16,093,000       15,795,000
Accumulated deficit                                                            (16,698,000)     (14,333,000)
                                                                              ------------     ------------
    Total stockholders' equity                                                    (602,000)       1,465,000
                                                                              ------------     ------------
                                                                              $  1,738,000     $  2,451,000
                                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Operations


                                               Year Ended June 30,
                                           ---------------------------
                                               1998            1997
                                           -----------     -----------
Revenue:
     Products and services                 $   611,000     $   764,000
     Licensing revenue                       1,275,000            --
                                           -----------     -----------
     Total revenue                           1,886,000         764,000
Cost of revenue:
     Cost of products and services             523,000         685,000
     Cost of licensing revenue                 104,000            --
                                           -----------     -----------
     Total cost of revenue                     627,000         685,000
                                           -----------     -----------
       Gross profit                          1,259,000          79,000
                                           -----------     -----------
Research and development                     1,150,000       1,067,000
Selling, general and administrative          1,833,000       3,058,000
                                           -----------     -----------
     Total operating expense                 2,983,000       4,125,000
                                           -----------     -----------
Operating loss                              (1,724,000)     (4,046,000)
     Grant income                                 --            64,000
     Interest income (expense), net           (641,000)        112,000
     Gain on early termination of lease           --         1,028,000
                                           -----------     -----------
       Net loss                            $(2,365,000)    $(2,842,000)
                                           ===========     ===========
Loss per common share - basic              $     (0.80)    $     (0.97)
                                           ===========     ===========
Weighted average shares outstanding          2,948,000       2,932,000
                                           ===========     ===========



  The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                  Statement of Changes in Stockholders' Equity


                                                                Convertible
                                         Common Stock         Preferred Stock      Additonal
                                     -------------------    ------------------      Paid in      Accumulated
                                      Shares      Amount    Shares     Amount       Capital        Deficit        Total
                                     ---------   -------    -------    ------    ------------   -------------   ----------
Balance at June 30, 1996             2,912,000   $ 3,000      -         $ -      $ 15,456,000   $ (11,491,000) $ 3,968,000

Stock options exercised                 29,000                                         87,000                       87,000
Public warrants exercised                4,000                                         27,000                       27,000
Value allocated to warrants issued
  with senior promissory notes                                                        225,000                      225,000
Net loss                                                                                           (2,842,000)  (2,842,000)
                                     ---------   -------    -------     -----    ------------   -------------   ----------
Balance at June 30, 1997             2,945,000     3,000      -           -        15,795,000     (14,333,000)   1,465,000

Stock options exercised                  3,000                                          1,000                        1,000
Value allocated to warrants issued
  with senior promissory notes                                                        187,000                      187,000
Revaluation of warrants upon change
    in exercise price                                                                 110,000                      110,000
Net loss                                                                                           (2,365,000)  (2,365,000)
                                     ---------   -------    -------     -----    ------------   -------------   ----------
Balance at June 30, 1998             2,948,000   $ 3,000      -         $ -      $ 16,093,000   $ (16,698,000)  $ (602,000)
                                     =========   =======    =======     =====    ============   =============   ==========


   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Cash Flows


                                                                                    Year Ended June 30,
                                                                               ---------------------------
                                                                                  1998            1997
                                                                               -----------     -----------
Cash flows from operating activities:
Net loss                                                                       $(2,365,000)    $(2,842,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 349,000         334,000
     Amortization of note discount                                                 417,000            --
     Provision for inventory obsolesence                                             5,000          52,000
     Provision for doubtful accounts                                               (25,000)         23,000
     Net book value of retired assets                                                1,000          14,000
     Changes in assets and liabilities:
        Accounts receivable                                                        133,000        (109,000)
        Receivable from termination of operating lease                             115,000        (115,000)
        Inventory                                                                   41,000          (7,000)
        Prepaid insurance                                                          (65,000)          9,000
        Other current assets                                                        43,000           5,000
        Accounts payable and accrued liabilities                                   234,000         222,000
                                                                               -----------     -----------
     Net cash used in operating activities                                      (1,117,000)     (2,414,000)
                                                                               -----------     -----------
Cash flows from investing activities:
     Capital expenditures                                                          (17,000)       (752,000)
     Patent acquisition cost                                                      (129,000)        (82,000)
                                                                               -----------     -----------
     Net cash used in investing activities                                        (146,000)       (834,000)
                                                                               -----------     -----------
Cash flows from financing activities:
     Net proceeds from issuance of senior promissory notes and warrants          1,000,000         447,000
     Net proceeds from issuance of common stock                                      1,000         114,000
                                                                               -----------     -----------
     Net cash provided by financing activities                                   1,001,000         561,000
                                                                               -----------     -----------

Net change in cash                                                                (262,000)     (2,687,000)
Cash and cash equivalents at beginning of year                                     603,000       3,290,000
                                                                               -----------     -----------
Cash and cash equivalents at end of year                                       $   341,000     $   603,000
                                                                               ===========     ===========

Supplemental disclosure of cash flow information:
     Interest paid                                                             $    76,000     $     1,000
                                                                               ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Xenometrix, Inc. ("Xenometrix" or the "Company"), a Delaware corporation, is a biotechnology company with proprietary gene response profiling technology designed to help the pharmaceutical industry improve the effectiveness of drug discovery and development. Xenometrix genetically engineers living cells with gene promoters which enable researchers to quantify the level of gene induction when the cells are exposed to pharmaceutical compounds. This proprietary platform technology can be used by pharmaceutical and biotechnology companies to optimize drug leads. Xenometrix offers this technology in the form of molecular information assays to be used by customers in their laboratories. The Company also offers a Client Research Laboratory service whereby customers send their compounds to Xenometrix for testing and evaluation. In addition, Xenometrix is engaged in licensing the technology covered by its issued United States and European patents to companies seeking to practice this technology. Xenometrix was incorporated on July 24, 1991.

Financial Condition

At June 30, 1998, Xenometrix had an accumulated deficit of $16,698,000 and has incurred losses subsequent to June 30, 1998. It also has significant future cash requirements related to the repayment of the Senior promissory notes (the "Notes"), more fully described in Note 5, and to the further development of its research, product development and manufacturing operations. At June 30, 1998, the Company had cash of $ 341,000. Management believes that the cash on hand and the cash to be provided by the subsequent transaction reported in Note 9 will be sufficient to meet those requirements through at least October 25, 1998. The Company is evaluating alternatives for raising additional capital. In the event such additional capital cannot be raised in amounts sufficient to satisfy the Notes together with accrued interest thereon, the Company will seek an extension on the Notes. In the event such extension cannot be obtained, the interest rate on the Notes will increase to 18% from 12%, the Company's assets will be subject to foreclosure and the holders of the Notes will have the right to appoint a majority of the Board of Directors.

Revenue Recognition, Concentration of Credit Risk and Concentration of Materials Supply

Revenue from product sales is recognized upon shipment. Revenue from contract laboratory services and product development is recognized as such services are performed. Revenue from the up-front payments due to the Company under patent licensing agreements is recognized upon signing of the agreements, provided the Company has no future obligation with respect to such payments and provided the arrangements contain no provisions which would permit offsetting those payments against future royalties or other sums due to the Company.

Xenometrix sells its products and services primarily to companies in the pharmaceutical, biotechnology, chemical, and consumer products industries as well as to governmental agencies, which means receivables are concentrated in these sectors. The market for the products and services sold by Xenometrix is to a limited number of customers. During the year ended June 30, 1998, one customer accounted for 19% of total sales. Export sales accounted for 34% of total sales, with 19% in Switzerland, 6% in Belgium and the remaining 9% in several other European and Asian countries. In the year ended June 30,1997, no single customer accounted for more than 10% of total sales. Export sales accounted for 21% of total sales, with 6% in Switzerland and the remaining 15% from several European and Asian countries.

Certain key components and raw materials used in the manufacturing of Xenometrix's products are currently provided by single source vendors. Although Xenometrix believes that alternative sources for such components and raw materials are available, an interruption in the supply of sole-sourced materials could have a material adverse effect on Xenometrix's ability to manufacture products until a new source of supply is found and, as a result, could have a material adverse effect on the Company's business.

Licensing Revenue

During the year ended June 30, 1998, the Company entered into one option agreement and two nonexclusive license agreements relating to the licensing and the sub-licensing of the Company's patents, licensed patents, and intellectual property. In accordance with the terms of the option agreement, a third party was granted a limited period during which it could negotiate with the Company for an exclusive license in a particular field of use under certain of the Company's patents. Upon termination of the option agreement by the third party, the Company recognized the payments received for the option as revenue during the year ended June 30, 1998. In accordance with the terms of the two non-exclusive license agreements, the Company recognized up-front payments received as licensing revenue during the year ended June 30, 1998. As of June 30, 1998, the Company has recorded in other accrued liabilities approximately $104,000 of royalty expense relating to the sublicensing revenue generated above under an existing licensing agreement with a university (Note 9).

Grant Income

During the year ended June 30, 1997, Xenometrix completed a research grant from a United States government agency. This grant funded certain research expenditures incurred by Xenometrix. Xenometrix records grant related expenses when incurred and simultaneously recognizes grant income to the extent the expenses are reimbursable under the terms of the grants. Xenometrix had no grant income in the year ended June 30, 1998.

Research and Development Cost

Research and development costs are expensed as incurred.

Net Loss Per Common Share

Effective for the fiscal year ended June 30, 1998, net loss per common share is computed using the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). SFAS No. 128 establishes new standards for computing and presenting EPS and supercedes all prior EPS guidance found in APB Opinion 15. EPS for all prior periods has been restated to conform with the requirements of SFAS No. 128.

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.

Diluted loss per share is computed using the treasury stock method, based upon the weighted-average number of common shares, dilutive common stock equivalent shares and the assumed conversion of any dilutive convertible securities outstanding during the period. Because the inclusion of these common stock equivalents and convertible securities would be anti-dilutive, they are excluded from the Company's calculation of diluted loss per share.

Statement of Cash Flows

Xenometrix considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market and is computed using the first-in, first-out method. Inventory is primarily comprised of raw materials at June 30, 1998 and 1997, and is net of a reserve for inventory obsolescence of $57,000 and $52,000 at June 30, 1998 and June 30, 1997, respectively.

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

Reclassifications

Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and long-term debt approximate their fair values.

Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management in several areas including the realizability of the Company's deferred tax assets (see Note 7). Actual results could differ materially from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which is effective for all periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statement items. All prior periods must be restated to conform with the provisions of SFAS No. 130. The Company will adopt SFAS No. 130 during the quarter ended September 30, 1998, but does not expect the new accounting standard to have a material effect on the Company's reported financial results.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for the 1999 fiscal year, but does not expect the new accounting standard to have a material effect on the Company's reported financial results.

2.    ACCOUNT RECEIVABLE FROM TERMINATION OF LEASE

In connection with its move to a new facility in October 1996, Xenometrix entered into a lease termination agreement with its previous landlord and entered into an agreement with another company which paid Xenometrix $700,000 upon termination of its prior lease, $18,000 for reimbursement of a portion of its actual moving expenses, and additional consideration of $360,000 payable in six quarterly installments beginning September 30, 1996 and continuing through December 31, 1997. The present value of the total consideration due under this agreement is shown as gain on termination of lease for the year ended June 30, 1997. The remaining quarterly payments of $120,000 net of unamortized discount, are shown as account receivable from termination of lease at June 30, 1997. These amounts were collected in the current fiscal year.

3.  PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is comprised of the following:


                                                               June 30
                                                    ---------------------------
                                                        1998            1997
                                                    -----------     -----------
Laboratory equipment .............................  $   420,000     $   427,000
Leasehold improvements ...........................      501,000         501,000
Computer equipment and software ..................      204,000         190,000
Office equipment and furniture ...................      209,000         211,000
                                                    -----------     -----------
                                                      1,334,000       1,329,000
Less accumulated depreciation and amortization ...     (680,000)       (469,000)
                                                    -----------     -----------
                                                    $   654,000     $   860,000
                                                    ===========     ===========

Depreciation expense for the years ended June 30, 1998 and 1997 was approximately $223,000 and $213,000, respectively.

4.  COMMITMENTS AND CONTINGENCIES

Leasing Arrangements

Xenometrix leases certain of its equipment and its facilities under non-cancelable operating leases. Future minimum lease payments under such leases at June 30, 1998 are as follows:


Year Ending June 30,
       1999 ...........................................               $  353,000
       2000 ...........................................                  352,000
       2001 ...........................................                  343,000
       2002 ...........................................                  318,000
       2003 ...........................................                   26,000
Thereafter ............................................                       --
                                                                      ----------
                                                                      $1,392,000
                                                                      ==========

Rent expense for the years ended June 30, 1998 and 1997 was approximately $313,000 and $274,000, respectively.

Royalty Agreements

During the years ended June 30, 1998 and June 30, 1997, Xenometrix expensed total royalties of $174,000 and $86,000 respectively. Xenometrix is obligated to pay royalties on sales of testing kits or services and on sub-licensing revenues pursuant to various technology licenses. Certain of these royalties are paid to universities which have royalty sharing agreements with a current officer of the Company. During the years ended June 30, 1998 and 1997, Xenometrix paid $75,000 and $65,000, respectively, to these universities.

5.  SENIOR PROMISSORY NOTES

Between June 20, 1997 and January 12, 1998, Xenometrix issued Notes in the total amount of $1,500,000 to serve as bridge financing. The Notes are collateralized by a security interest in all of the assets of the Company. The Notes were originally due March 25, 1998. The maturity date on the Notes was extended until June 25, 1998, at an interest rate of 18% and was again extended at the original interest rate of 12% until October 25, 1998. In the event of a sale of the Company prior to October 25, 1998, the Notes are due at the closing of such sale. In connection with the issuance of these Notes, the Xenometrix issued warrants to purchase 499,995 shares of common stock. In consideration for the most recent extension of the due date on the Notes, the exercise price of the warrants was reduced to $0.37 per share and the Company agreed to pay 38.5% of all gross licensing revenues received during the extension period to the Note holders, as payment against the accrued interest and principal due on the Notes. Debt issuance costs of approximately $53,000 were deferred at June 30, 1997, and were amortized over the original term of the Notes. In the event of default by the Company on the Notes, the interest rate will increase to 18% per annum, the Note holders will have the right to appoint a majority of the Board of Directors of the Company and the Company's assets will be subject to foreclosure.

6.  STOCK OPTIONS AND WARRANTS

Stock Options

Xenometrix has two stock option plans; an Employee Stock Option Plan ("Employee Plan") and a Non-Employee Directors Stock Option Plan ("Director Plan"). In November 1997, the shareholders authorized increases in the number of stock options which may be granted under the Employee Plan and the Director Plan to 960,000 and 350,000 shares, respectively, of common stock. The stock options are generally granted at an exercise price not less than the fair market value of the common stock on the date of grant as determined by the Board of Directors. Options granted generally vest over thirty-six months and expire ten years after the date of grant.

On June 25, 1998, the Board of Directors authorized the cancellation of all stock options with an exercise price in excess of the then current fair market value of the common stock in consideration for the issuance of new stock options exercisable for seventy-five percent of the number of cancelled options, at an exercise price equal to the current fair market value of the common stock. All other terms and conditions of the cancelled options were to apply to the replacement options issued under this plan. Under the Employee Plan, 780,956 options with a weighted average exercise price of $4.08 were forfeited and 585,717 new options with a weighted average exercise price of $0.38 were granted. Under the Director Plan, 80,000 options with a weighted average exercise price of $5.26 were forfeited and 60,000 new options with a weighted average exercise price of $0.38 were granted.

Stock option transactions are summarized below:


                                                          Employee Plan                 Director Plan
                                                   ------------------------------  ---------------------------
                                                                      Weighted                     Weighted
                                                                       Average                      Average
                                                                   Exercise Price               Exercise Price
                                                                     of Shares                     Of Shares
                                                     Shares          Under Plan     Shares         Under Plan
                                                   ---------       --------------  -------      --------------
Outstanding at June 30, 1996.................        183,727            $4.13       87,045            $5.20
Granted......................................        152,000             8.39       77,500             5.31
Exercised....................................         (8,811)            4.22      (10,500)            4.73
Forfeited....................................        (57,100)            5.90      (39,500)            5.83
                                                   ---------            -----      -------            -----
Outstanding at June 30, 1997 ................        269,816             6.57      114,545             5.10
Granted......................................      1,304,255             1.66       60,000             0.38
Exercised....................................         (3,182)             .22            -                -
Forfeited....................................       (954,242)            3.90      114,545             5.10
                                                   ---------            -----      -------            -----
Outstanding at June 30, 1998.................        616,647            $0.35       60,000            $0.38
                                                   =========            =====      =======            =====
Available for issue, June 30, 1998                   320,737                       279,500
                                                   =========                       =======

The following table summarizes information concerning outstanding and exercisable options as of June 30, 1998:


                                           Outstanding                                 Options Exercisable
                       ---------------------------------------------------         ----------------------------
                                             Weighted
                                             Average             Weighted                              Weighted
                                            Remaining            Average                                Average
     Exercise             Number         Contractual Life        Exercise            Number            Exercise
      Price            Outstanding           In Years             Price            Exercisable           Price
-------------------    -----------       -----------------       ---------         -----------         --------
Employee Plan:
$0.11                     4,545                4.75               $0.11              4,545              $0.11
0.15625                  63,360                9.67                0.16                  0               0.16
0.375                   548,742                8.81                0.38            138,141               0.38
                       --------                ----               -----            -------              -----
                        616,647                8.87               $0.35            142,686              $0.37
                       ========                ====               =====            =======              =====
Director Plan:
$0.375                   60,000                7.99               $0.38             31,909              $0.38
                       ========                ====               =====            =======              =====

The Company applies the intrinsic value method set forth in APB No. 25 in accounting for its stock-based compensation plans. Net loss and net loss per share as reported and as calculated pursuant to SFAS No. 123 to reflect the fair value method of accounting for stock-based compensation plans (SFAS 123) were as follows:


                                                    Year Ended
                                           ------------------------------
                                           June 30, 1998    June 30, 1997
                                           -------------    -------------
Net Loss:                     As Reported  $   2,365,000    $   2,842,000
                              SFAS 123     $   2,846,000    $   2,988,000

Basic Loss Per Share:         As Reported  $        0.80    $        0.97
                              SFAS 123     $        0.97    $        1.02


The weighted average fair values of options is estimated at $0.94 per option granted during the year ended June 30, 1998 and $3.05 per option granted during the year ended June 30, 1997, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 110% and 42%, risk-free interest rate of 5.7% and 6.28%, and an expected life of 2 and 4 years, for the years ended June 30, 1998 and 1997, respectively. Compensation cost for the options granted is computed reflecting the actual forfeitures of options within the respective years.

In addition to the above options, options to purchase 110,000 units (consisting of one common share of stock and a warrant to purchase an additional share for $7.0875) at a price of $11.14 per unit are outstanding at June 30, 1998. These options were granted in October 1995 in connection with the Company's initial public offering (the "IPO"), as part of the underwriter's compensation. These options expire in October 2000.

Stock Warrants

In August, 1995, Xenometrix issued warrants to purchase up to 18,182 shares of common stock at a price of $8.40 per share to affiliates of a former director and stockholder as consideration for the cancellation of a private placement agreement. These warrants expire in August 2000.

Xenometrix issued warrants in connection with the 10% Senior Secured Promissory Notes issued to serve as bridge financing prior to the Company's IPO in October 1995. The warrants are exercisable until October 2000 for the purchase of 200,000 shares of Xenometrix common stock at a price of $4.05 per share. Holders of these warrants are entitled to "demand" and "piggyback" registration rights with respect to the common stock issuable upon the exercise of these warrants.

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

In conjunction with the Notes issued in June 1997 through January 1998 (see Note
5), Xenometrix issued warrants to purchase 499,995 shares of common stock. In consideration for the most recent extension of the due date on the Notes, the exercise price of the warrants was reduced to $0.37 per share. The warrants are exercisable during the ten year period ending on September 24, 2007. Holders of these warrants are entitled to "demand" and "piggy-back" registration rights with respect to the common shares issuable upon exercise of these warrants.

7.  INCOME TAXES

At June 30, 1998, Xenometrix had net operating loss carryforwards for federal income tax purposes of approximately $15,989,000. Annual utilization of the loss carryforwards is subject to significant limitations due to historical changes in Xenometrix's ownership. Future changes in ownership could further reduce the annual availability of these benefits. If unused, the carryforwards will expire beginning in 2007.

The tax effects of significant items comprising the Company's deferred taxes are as follows:


                                                                      June 30
                                                           ---------------------------
                                                               1998            1997
Deferred tax assets                                        -----------     -----------
  Net operating loss carryforwards ....................    $ 6,236,000     $ 5,135,000
  Patent and start-up cost ............................        118,000          95,000
  Depreciation and amortization .......................        110,000          67,000
  Other temporary differences, net ....................        109,000         110,000
                                                           -----------     -----------
                                                             6,573,000       5,407,000
  Valuation allowance .................................     (6,573,000)     (5,407,000)
                                                           -----------     -----------
Net deferred tax assets ...............................    $         0     $         0
                                                           ===========     ===========

Deferred tax assets have been reduced to zero by a valuation allowance based on current evidence which indicates that it is currently not considered likely that these benefits will be realized. The valuation allowance increased by $1,166,000 during the year ended June 30, 1998, primarily due to additional losses for which no tax benefit was recorded.

8. RELATED PARTY TRANSACTIONS

Xenometrix has had agreements with two former members and a current member of its Board of Directors, under which they provide certain scientific, managerial and financial consulting services to Xenometrix. During the years ended June 30, 1998 and 1997, Xenometrix paid $43,000 and $128,000 for those services, respectively.

The President of the investment groups holding Xenometrix's Notes is a former member of the Board of Directors for Xenometrix.

9. SUBSEQUENT EVENTS

On July 30, 1998, Xenometrix announced that it had entered into a license agreement with Phase One Molecular Toxicology Inc. ("Phase One") granting Phase One a non-exclusive license to the gene expression profiling claims contained in an issued European patent and a pending U.S. patent. The U.S. patent was subsequently issued by the U.S. Patent Office on September 22, 1998 (see below). The license incorporates up-front fees and a potential royalty stream for Xenometrix. Phase One's Chairman and CEO is Dr. Spencer Farr, one of the named inventors on the patents and a former officer and director of Xenometrix.

On September 22, 1998, the U.S. Patent Office issued U.S. Patent No. 5,811,231. This is a broad, fundamental patent which the Company believes covers the creation of most gene expression profiles utilizing all methods, including high-density microarrays. During the period from April 1998 through September 1998, Xenometrix has entered into three agreements granting non-exclusive licenses to the claims covered by this and other patents.

The Company's principal patents relate to gene expression profiling. Xenometrix shares ownership of these patents with Harvard University, and has an exclusive world-wide license (the "Agreement") to Harvard's portion of the intellectual property. During the fiscal year ended June 30, 1998, approximately two-thirds of the Company's total annual revenue was generated by option and license agreements related to the Agreement. The Agreement obligates the Company to make semi-annual payments to Harvard which include royalties on the sales of products and services by the Company, and include a portion of the fees received by the Company from the sub-licensing of these patents to third parties. At June 30, 1998, the Company determined that it owed Harvard approximately $108,000 under the Agreement, which was due and payable on August 29, 1998. As of September 25, 1998, this amount had not been paid, due to the Company's lack of available funds. Failure to make payments when due constitutes an event of default under the Agreement. Continued failure to make such payment within ninety days after receipt by the Company of a written notice of such event of default from Harvard, is grounds for termination of the Agreement. In the event that this payment is not made within the timeframe outlined above, the Company could lose its license to Harvard's ownership interest in the patents which would have a material adverse effect on the Company's business, financial condition and results of operations.

                                 EXHIBIT INDEX


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

      10.11+ Registration Rights Agreement, dated as of December 31, 1991, between the Registrant and certain of its stockholders.


     Exhibit
     Number                  Description of Document
     -------                 -----------------------
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

      10.24*** Lease dated July 1, 1996 between Flatirons Cottonwood, Inc. and the Registrant.

      10.25*** Lease Termination Agreement effective July 1996 between
               Wilderness Place, Ltd. and the Registrant.

      10.26*** Lease Takeover Agreement effective July 1996 between NexStar
               Pharmaceuticals, Inc. and the Registrant.

      10.27#   Employment Agreement, dated December 31, 1996, between the
               Company and Stephen J. Sullivan.

      10.28##  Employment Agreement, dated September 19, 1997, between the
               Company and Mark B. Benjamin.

      10.29### Senior Line of Credit Agreement, dated September 25, 1997 between
               Aires Domestic Fund, L.P., The Aries Fund, a Cayman Islands Trust and the Registrant

      10.30++  First Amendment dated December 18, 1997 to the Senior Line of
               Credit Agreement, dated September 25, 1997 between Aries Domestic
               Fund, L.P., The Aries Fund, a Cayman Islands Trust and the
               Registrant

      10.31++ Employment Agreement, dated December 9, 1997 between the Company and Paul J. Koivuniemi

      10.32++ Amendment dated January 16, 1998 to the Employment Agreement dated October 5, 1995, between the Company and Ronald L. Hendrick

      10.33++ Amendment dated January 16, 1998 to the Employment Agreement dated October 5, 1995, between the Company and Pauline Gee

      10.34++ Amendment dated January 16, 1998 to the Employment Agreement dated September 19, 1997, between the Company and Mark B.
               Benjamin

      10.35++ Amendment dated January 16, 1998 to the Employment Agreement dated December 9, 1997, between the Company and Paul J.
               Koivuniemi

      10.36+++ Amendment to the Senior Line of Credit Agreement and Notes, dated as of March 25, 1998 by and among the Company, the Aries Domestic
               Fund L.P. and the Aries Fund, a Cayman Islands Trust


     Exhibit
     Number                  Description of Document
     -------                 -----------------------
      10.37oo  Agreement dated February 24, 1998 between [ * ] and the
               Registrant, regarding the granting of an exclusive option period to negotiate a license under the Company's gene expression profiling patents.

      10.38+++ Amendment to the Senior Line of Credit Agreement and Notes, dated as of March 25, 1998 by and among the Company, the Aries Domestic
               Fund L.P. and the Aries Fund, a Cayman Islands Trust

      10.39**  License Agreement dated April 17, 1998 between Aurora Biosciences
               Corporation and the Registrant.

      10.40** Amendment to the Senior Line of Credit Agreement and Notes, dated as of May 25, 1998 by and among the Company, the Aries Domestic
               Fund L.P. and the Aries Fund, a Cayman Islands Trust

      10.41**  License Agreement dated June 5, 1998 between Cerep S.A. and the
               Registrant.

      10.42 Amendment to the Senior Line of Credit Agreement and Notes, dated as of June 25, 1998 by and among the Company, the Aries Domestic
               Fund L.P. and the Aries Fund, a Cayman Islands Trust

      10.43**  License Agreement dated July 27, 1998 between Phase-1 Molecular
               Toxicology, Inc. and the Registrant.

      23.1     Consent of PricewaterhouseCoopers LLP.

      27.1     Summary Financial Information Schedule.

--------------------------------------------------------------------------------

+ Incorporated herein by reference from Xenometrix's Form SB-2 Registration Statement, Registration No. 33-96636-D, dated October 17, 1995.

o Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended December 31, 1995.

** Xenometrix has been granted or is applying for confidential treatment with respect to portions of these exhibits.

*** Incorporated herein by reference from Xenometrix's Form 10-KSB for the fiscal year ended June 30, 1996.

# Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended December 31, 1996.

## Incorporated herein by reference from Xenometrix's Form 10-KSB for the fiscal year ended December 31, 1997.

### Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended September 30, 1997.

++ Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended December 31, 1997.

+++ Incorporated herein by reference from Xenometrix's Form 8-K, dated April 10, 1998.

oo Incorporated herein by reference from Xenometrix's Form 10-QSB for the quarter ended March 31, 1998.