Form 10QSB
period 1998-09-30
XENOMETRIX INC \DE\
filed 1998-11-13
CIK 1000370

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

 COMMON STOCK, $0.001 PAR VALUE                        2,948,135 COMMON SHARES
          (Class)                              OUTSTANDING AT NOVEMBER 6, 1998


            Transitional Small Business Disclosure Format Yes     No X
                                                             ---    ---

                                 XENOMETRIX, INC
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Balance Sheet - September 30, 1998......................................Page 3

      Statement of Operations - Quarters ended September 30, 1998 and 1997....Page 4

      Statement of Cash Flows - Quarters ended September 30, 1998 and 1997....Page 5

      Notes to Financial Statements...........................................Page 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................Page 8



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.....................................Page 13

Signatures....................................................................Page 14

Part One--Financial Information

                                XENOMETRIX, INC.
                                  Balance Sheet
                               September 30, 1998
                                   (Unaudited)

                                     Assets


Cash                                                                 $    100,000
Accounts receivable, net                                                  227,000
Inventory                                                                 153,000
Prepaid insurance                                                         116,000
Other current assets                                                       40,000
                                                                     ------------
       Total current assets                                               636,000

Property and equipment, net                                               600,000
Patents, net                                                              467,000
                                                                     ------------
                                                                     $  1,703,000
                                                                     ============

                      Liabilities and Stockholders' Equity

Accounts payable                                                     $    566,000
Accrued interest payable                                                  165,000
Accrued salaries and wages                                                220,000
Other accrued liabilities                                                 292,000
Senior promissory notes, net of discount                                1,478,000
                                                                     ------------
       Total current liabilities                                        2,721,000
                                                                     ------------

Stockholders' Equity:
Preferred stock--$.001 par value; 5,000,000 shares authorized;
    no shares issued and outstanding                                           --
Common stock--$.001 par value; 20,000,000 shares authorized;
    2,948,000 shares issued and outstanding                                 3,000
Additional paid-in capital                                             16,093,000
Accumulated deficit                                                   (17,114,000)
                                                                     ------------
       Total stockholders' equity                                      (1,018,000)
                                                                     ------------
                                                                     $  1,703,000
                                                                     ============



The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Operations
                                   (Unaudited)


                                                   Quarter Ended
                                                   September 30,
                                          ------------------------------
                                             1998               1997
                                          -----------       ------------
Revenue:
     Products and services                $    33,000        $   199,000
     Licensing revenue                        300,000                 --
                                          -----------        -----------
     Total revenue                            333,000            199,000
Cost of revenue:
     Cost of products and services             38,000            145,000
     Cost of licensing revenue                 68,000                 --
                                          -----------        -----------
     Total cost of revenue                    106,000            145,000
                                          -----------        -----------
        Gross profit                          227,000             54,000
                                          -----------        -----------
Research and development                      117,000            373,000
Selling, general and administrative           395,000            465,000
                                          -----------        -----------
     Total operating expense                  512,000            838,000
                                          -----------        -----------
Operating loss                               (285,000)          (784,000)
     Interest expense, net                   (131,000)          (110,000)
                                          -----------        -----------
Net loss                                  $  (416,000)       $  (894,000)
                                          ===========        ===========

Loss per common share-basic               $     (0.14)       $     (0.30)
                                          ===========        ===========


Weighted average shares outstanding         2,948,000          2,947,000
                                          ===========        ===========





   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                        Quarter Ended
                                                                        September 30,
                                                                   -------------------------
                                                                     1998              1997
                                                                   ---------        ---------
Cash Flows from Operating Activities:
     Net loss                                                      $(416,000)       $(894,000)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                               91,000           88,000
          Amortization of note discount                               83,000           82,000
          Provision for doubtful accounts                             (5,000)              --
          Changes in assets and liabilities:
              Accounts receivable                                   (107,000)          93,000
              Receivable from termination of operating lease              --          115,000
              Inventory                                              (98,000)          (7,000)
              Prepaid insurance                                       65,000           49,000
              Other current assets                                    12,000          (44,000)
              Accounts payable and accrued liabilities               298,000           26,000
                                                                   ---------        ---------
          Net cash used in operating activities                      (77,000)        (492,000)
                                                                   ---------        ---------

Cash Flows from Investing Activities:
     Capital expenditures                                                 --           (2,000)
     Patent acquisition cost                                        (164,000)          (8,000)
                                                                   ---------        ---------
          Net cash used in investing activities                     (164,000)         (10,000)
                                                                   ---------        ---------

Net decrease in cash                                                (241,000)        (502,000)

Cash and cash equivalents at beginning of period                     341,000          603,000
                                                                   ---------        ---------

Cash and cash equivalents at end of period                         $ 100,000        $ 101,000
                                                                   =========        =========




   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDING SEPTEMBER 30, 1998
                                   (Unaudited)


1. Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the Xenometrix Annual Report on Form 10-KSB for the year ended June 30, 1998.

Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Xenometrix's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10-KSB for the year ended June 30, 1998.

2.  Senior Promissory Notes

Between June 20, 1997 and January 12, 1998, Xenometrix issued Senior promissory notes, (the "Notes") in the total amount of $1,500,000 to serve as bridge financing. The Notes are collateralized by a security interest in all of the assets of the Company. The Notes were originally due March 25, 1998. The maturity date on the Notes has been extended several times, most recently until February 25, 1999, (see Note 5). The Notes bear interest at 12% per annum. In the event of a sale of the Company prior to the maturity date, the Notes are due at the closing of such sale. In connection with the issuance of these Notes, Xenometrix issued warrants to purchase 499,995 shares of common stock. In consideration for the extension of the due date on the Notes to February 25, 1999, the exercise price of the warrants was reduced to $0.125 per share and the Company agreed to continue to pay 38.5% of all gross licensing revenues received during the extension period to the Note holders, as payment against the accrued interest and principal due on the Notes. In the event of default by the Company on the Notes, the interest rate will increase to 18% per annum, the Note holders will have the right to appoint a majority of the Board of Directors of the Company and the Company's assets will be subject to foreclosure.

3.  Earnings (Loss) Per Common Share

Effective for the quarter ended September 30, 1998, net loss per common share is computed using the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). SFAS No. 128 establishes new standards for computing and presenting EPS and supercedes all prior EPS guidance found in APB

Opinion 15. EPS for all prior periods has been restated to conform with the requirements of SFAS No. 128.

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

4.    Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company has adopted SFAS No. 131 for the 1999 fiscal year, but does not expect the new accounting standard to have a material effect on the Company's reported financial results.

5.    Subsequent Events

On October 12, 1998, Xenometrix entered into a license agreement with Gene Logic, Inc. ("Gene Logic") granting Gene Logic a non-exclusive license to the gene expression profiling claims contained in issued U. S. and European patents. The license incorporates up-front fees and a potential royalty stream for Xenometrix, as well as potential future research collaborations between the parties.

On October 25, 1998, Xenometrix entered into an agreement with the holders of the Notes extending the maturity date of the Notes to February 25, 1999 from October 25, 1998. In consideration for this extension, the exercise price of the 499,995 warrants previously issued to the Note holders was reduced to $0.125 per share from $0.37 per share. The interest rate on the Notes remains at 12% per annum and Xenometrix will continue to pay 38.5% of all gross licensing revenues received during the extension period to the Note holders as payment against the outstanding interest and principal due on the Notes. In the event of a sale of the Company prior to February 25, 1999, the Notes will be due at the closing of such sale.

ITEM 2.                         XENOMETRIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties. Xenometrix's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

OVERVIEW

   Initially, the Company's efforts were focused upon commercializing its technology in the field of molecular toxicology. Accordingly, the Company's resources were directed primarily at the product safety and toxicology markets. In early 1997, the Company concluded that its proprietary gene profiling technology may provide valuable information that could be used by pharmaceutical researchers to optimize drug leads. While the Company has continued to serve the drug safety and toxicology market, it has been focusing a significant portion of its effort and resources developing and marketing its products and services to pharmaceutical companies for testing, evaluation and optimization of their lead compounds.

   Recently, the Company has put considerable effort into the licensing of its intellectual property. On January 22, 1998, the Company announced that it had been granted a broad basic patent by the European Patent Office covering most gene expression profiles resulting from the exposure of eukaryotic cells (including human, animal and yeast cells) to pharmaceutical compounds and other chemical entities. On September 22, 1998, the United States Patent and Trademark Office issued a patent to the Company covering similar claims in the United States. The Company plans to aggressively pursue licensing of these patents and entering into broader business collaborations with parties whose current or future business activities may be covered by the claims contained in these two patents.

   The timing and amount of revenues from sales of products and services to the drug discovery and development market and to the toxicology and product safety markets cannot be predicted with certainty. Similarly, the Company's ability to enter into license agreements and meaningful collaborative arrangements with customers or other potential collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

   As of November 5, 1998 the Company had cash of approximately $100,000. The Company estimates that its current resources together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through approximately December 1, 1998. Xenometrix is currently in discussions with several companies regarding licensing of the Company's U. S. and European gene profiling patents, and is hopeful that additional revenue from these licenses will be sufficient to fund the Company's operating needs for the next few months.

   The Company has royalty obligations to Harvard University which are currently past due. The Company also has $1,500,000 of bridge notes which are due on February 25, 1999, subject to further extension. The Company believes that it is unlikely that it can generate sufficient licensing revenue to fund the Company's operations, pay the amounts due to Harvard and pay off the Notes on the maturity date. Accordingly, it is seeking strategic partnerships that may satisfy all of these needs, including but not limited to, the sale of the Company. In the event the Company cannot raise additional capital or does not generate sufficient licensing revenue to fund operations, pay the amounts due to Harvard and repay the Notes on the maturity date, it will seek to secure a further extension of the maturity date of the notes. In addition, the Company will evaluate other options including, but not limited to, further curtailing or suspending its operations. (See Liquidity and Capital Resources).



RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

   Revenue. For the quarter ended September 30, 1998, revenue increased 67% to $333,000 from $199,000 reported in the comparable quarter of the prior year. The increase was attributable to revenue from up-front licensing fees relating to the Company's recently issued gene expression profiling patents in the United States and Europe. Sales of products and service revenue from the Company's client research laboratory declined 83% to $33,000, from $199,000 reported in the prior year, due to a decline in the demand for assay kits and a reduction in the level of completed laboratory service work. During the current quarter, however, the Company completed a substantial portion of the work on a client research laboratory contract for a major international pharmaceutical company that is evaluating the Company's technology. In accordance with the Company's past practices, the revenue and costs associated with performing this work will be recognized in the quarter in which the work is completed.

   Gross Profit. For the quarter ended September 30, 1998, gross profit increased to $227,000 from $54,000 reported in the prior year. The increase in gross profit was due to the large portion of total revenue from licensing fees and option payments. The cost of licensing revenue was $68,000, representing royalties due to Harvard University under the Company's existing licensing agreement and a portion of the amortization of the costs associated with the patents. Gross profit margins on revenue from sales of products and services were -15% in the current fiscal year, primarily due to fixed manufacturing costs being spread over a relatively low revenue base.

   Research and Development Expenses (R&D). R&D expenses for the quarter ended September 30, 1998 decreased 69% to $117,000 from $373,000 reported in the same quarter of the prior year. This decrease was primarily attributable to reduced headcount in the R&D department and personnel costs in the R&D department being allocated to the cost of products and services sold and allocated to deferred costs associated with client research laboratory work in progress. Laboratory supplies expense and most other expenses in the R&D department were also down in the current quarter, compared to the comparable quarter of the prior year. Also, in the quarter ended September 30, 1997, personnel costs from other departments were allocated to the R&D department, as scientists from these areas assisted with research and product development projects.

   Selling, General and Administrative Expenses (SG&A). For the quarter ended September 30, 1998, SG&A expenses were $395,000, down 15% from $465,000 in the prior year. This decrease was primarily attributable to lower business development, legal, finance, accounting and administrative costs resulting from personnel reductions in February 1998 and lower Board of Directors costs associated with reducing the size of the Board and replacing cash compensation to Board members with increased stock option grants. These cost savings were partially offset by higher costs for directors and officers liability insurance.

   Interest Expense, Net. During the quarter ended September 30, 1998, the Company incurred net interest expense of $131,000 compared to $110,000 in the comparable quarter of the prior fiscal year. The increase in net interest expense in the current quarter is primarily due to the higher average balance due on the Notes in the current quarter. The net interest expense incurred in the both quarters includes interest accrued on the Notes at the stated interest rate and the amortization of the values attributable to the warrants issued in conjunction with the Notes.

   Net Loss. For the quarter ended September 30, 1998, the net loss decreased to $416,000 or $0.14 per share from the net loss of $894,000 or $0.30 per share, reported for the comparable quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1998, the Company had cash of $100,000. During the three month period ended September 30, 1998, $77,000 was used to fund Xenometrix' operations, $164,000 was invested in patents, and there were no cash resources generated from or used for financing activities.

   As of November 5, 1998, the Company had cash of approximately $100,000 compared with $341,000 at June 30, 1998. The Company estimates that its current resources together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through approximately December 1, 1998. Xenometrix is currently in discussions with several companies regarding licensing of the Company's U. S. and European gene profiling patents, and is hopeful that additional revenue from these licenses will be sufficient to fund the Company's operating needs for the next few months.

   In order to fund its operations, the Company has borrowed $1,500,000 under a short-term bridge financing line of credit. The due date on the Notes issued under the line of credit has been extended several times, most recently until February 25, 1999. In consideration for the extension, Xenometrix agreed to reduce the exercise price of the 499,995 warrants (the "Warrants") issued in conjunction with the Notes to $0.125 per share and agreed to continue to pay to the Note holders a total of 38.5% of all gross licensing revenues received during the extension period. These payments will be applied first to the accrued interest payable on the Notes and then applied to reduce the principal balance due on the Notes. In conjunction with the extension, the Note holders agreed to maintain the interest rate on the Notes at 12% and further agreed that in the event that the Company is acquired by a third party at a price per share that is greater than the exercise price of the Warrants, to surrender the Warrants at the closing of such acquisition in exchange for either cash or freely tradable common stock of the acquiring company in an aggregate amount equal to the difference between the acquisition price per share and the exercise price per share of the warrants, multiplied by the total number of Warrants held by the Note holders.

   The Company's principal patents relate to gene expression profiling. Xenometrix shares ownership of these patents with Harvard University ("Harvard") and has an exclusive world-wide license (the "Agreement") to Harvard's portion of the intellectual property. At June 30, 1998, the Company determined that it owed Harvard approximately $108,000 under the Agreement, which was due and payable on August 29, 1998. Failure to make payments when due constitutes an event of default under the Agreement. On September 30, 1998, the Company received written notice of default from Harvard. The Company's continued failure to make such payment within ninety days after receipt by the Company of a written notice of such event of default from Harvard, is grounds for termination of the Agreement by Harvard. As of November 5, 1998, this amount had not been paid, due to the Company's lack of available funds. In the event that this payment is not made within the timeframe outlined above, the Company could lose its license to Harvard's ownership interest in the patents which would have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company believes that it is unlikely that it can generate sufficient licensing revenue to fund the Company's operations, pay the amounts due to Harvard and pay off the Notes on the maturity date. Accordingly, it is seeking strategic partnerships that may satisfy all of these needs, including but not limited to, the sale of the Company. In the event the Company cannot raise additional capital or does not generate sufficient licensing revenue to fund operations, pay the amounts due to Harvard and repay the notes it will seek to secure a further extension of the maturity date of the notes. In addition, the Company will evaluate other options including, but not limited to, further curtailing or suspending its operations.

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits

      10.44* License agreement dated September 30, 1998 between Affymetrix, Inc. and the Registrant.

      10.45* License agreement dated October 12, 1998 between Gene Logic, Inc. and the Registrant.

      10.46 Amendment to the Senior Line of Credit Agreement and Notes, dated as of October 25, 1998 by and among The Aries Domestic Fund, L.P., The Aries Fund, a Cayman Island Trust and the Registrant.

      10.47 Form of warrant issued to The Aries Domestic Fund, L.P. and The Aries Fund, a Cayman Island Trust.

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

                                XENOMETRIX, INC.



                        /s/ Stephen J. Sullivan

November 13, 1998       Stephen J. Sullivan
                        President, Chief Executive Officer
                        And Director




                        /s/ Ronald L. Hendrick

November 13, 1998       Ronald L. Hendrick
                        Executive Vice President and Chief Financial Officer
                        Principal Accounting and Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                             Description

10.44* License agreement dated September 30, 1998 between Affymetrix, Inc. and the Registrant.

10.45* License agreement dated October 12, 1998 between Gene Logic, Inc. and the Registrant.

10.46 Amendment to the Senior Line of Credit Agreement and Notes, dated as of October 25, 1998 by and among The Aries Domestic Fund, L.P., The Aries Fund, a Cayman Island Trust and the Registrant.

10.47 Form of warrant issued to The Aries Domestic Fund, L.P. and The Aries Fund, a Cayman Island Trust.

27.1        Summary Financial Information Schedule


* Xenometrix is applying for confidential treatment with respect to portions of this exhibit.