Form 10QSB
period 1998-12-31
XENOMETRIX INC \DE\
filed 1999-02-16
CIK 1000370

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

  [X] Quarterly Report under Section 13 of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

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

COMMON STOCK, $0.001 PAR VALUE                          2,948,135 COMMON SHARES
          (Class)                               OUTSTANDING AT FEBRUARY 9, 1999


            Transitional Small Business Disclosure Format Yes     No X
                                                             ---    ---

                                 XENOMETRIX, INC
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - December 31, 1998................................................................Page 3

         Statement of Operations - Quarters ended December 31, 1998 and 1997..............................Page 4

         Statement of Cash Flows - Quarters ended December 31, 1998 and 1997..............................Page 5

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



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.................................................................Page 12

Signatures................................................................................................Page 13

Part One--Financial Information

                                XENOMETRIX, INC.
                                  Balance Sheet
                               December 31, 1998
                                   (Unaudited)

                                     Assets

Current Assets:
             Cash                                                               $     83,000
             Accounts receivable, net                                                 20,000
             Inventory                                                                20,000
             Prepaid insurance                                                        66,000
             Deposits and prepaid expense                                             29,000
                                                                                ------------
                            Total current assets                                     218,000

Property and equipment, net                                                          548,000
Patents, net                                                                         441,000
                                                                                ------------
                            Total assets                                        $  1,207,000
                                                                                ============
                        Liabilities and Stockholders' Equity

Current Liabilities:
             Accounts payable                                                   $    631,000
             Accrued salaries and wages                                              204,000
             Accrued interest payable                                                 38,000
             Other accrued liabilities                                               138,000
             Senior promissory notes, net of discount                              1,500,000
                                                                                ------------
                            Total current liabilities                              2,511,000
                                                                                ------------
Stockholders' Equity:
Preferred stock--$.001 par value; 5,000,000 shares authorized;
             no shares issued and outstanding                                             --
Common stock--$.001 par value; 20,000,000 shares authorized;
             2,948,000 shares issued and outstanding                                   3,000
Additional paid-in capital                                                        16,093,000
Accumulated deficit                                                              (17,400,000)
                                                                                ------------
                            Total stockholders' equity                            (1,304,000)
                                                                                ------------
                            Total liabilities and stockholders' equity          $  1,207,000
                                                                                ============

The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Operations
                                   (Unaudited)


                                                         Quarter Ended                   Six Months Ended
                                                          December 31,                      December 31,
                                                ------------------------------      ------------------------------
                                                    1998              1997              1998              1997
                                                ------------      ------------      ------------      ------------
Revenue:
              Products and services             $    197,000      $    195,000      $    230,000      $    394,000
              Licensing revenue                      326,000                --           626,000                --
                                                ------------      ------------      ------------      ------------
              Total revenue                          523,000           195,000           856,000           394,000
                                                ------------      ------------      ------------      ------------
Cost of revenue:
              Cost of products and services          243,000           159,000           281,000           304,000
              Cost of licensing revenue               63,000                --           131,000                --
                                                ------------      ------------      ------------      ------------
              Total cost of revenue                  306,000           159,000           412,000           304,000
                                                ------------      ------------      ------------      ------------
                          Gross profit               217,000            36,000           444,000            90,000
                                                ------------      ------------      ------------      ------------
Research and development                             108,000           339,000           225,000           712,000
Selling, general and administrative                  328,000           519,000           723,000           984,000
                                                ------------      ------------      ------------      ------------
              Total operating expense                436,000           858,000           948,000         1,696,000
                                                ------------      ------------      ------------      ------------
Operating loss                                      (219,000)         (822,000)         (504,000)       (1,606,000)
              Interest expense, net                  (67,000)         (167,000)         (198,000)         (277,000)
                                                ------------      ------------      ------------      ------------
Net loss                                        $   (286,000)     $   (989,000)     $   (702,000)     $ (1,883,000)
                                                ============      ============      ============      ============

Loss per common share-basic                     $      (0.10)     $      (0.34)     $      (0.24)     $      (0.64)
                                                ============      ============      ============      ============


Weighted average shares outstanding                2,948,000         2,948,000         2,948,000         2,948,000
                                                ============      ============      ============      ============



The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         1998              1997
                                                                                     ------------      ------------
Cash Flows from Operating Activities:
          Net  loss                                                                  $   (702,000)     $ (1,883,000)
          Adjustments to reconcile net loss to net cash
          used in operating activities:
                    Depreciation and amortization                                         184,000           176,000
                    Amortization of discount on senior promissory notes                   105,000           203,000
                    Changes in assets and liabilities:
                               Accounts receivable                                         95,000            63,000
                               Receivable from termination of operating lease                  --           115,000
                               Inventory                                                   35,000            16,000
                               Prepaid insurance                                          115,000           (54,000)
                               Deposits and prepaid expense                                23,000            57,000
                               Accounts payable and accrued liabilities                    66,000            72,000
                                                                                     ------------      ------------
                    Net cash used in operating activities                                 (79,000)       (1,235,000)
                                                                                     ------------      ------------

Cash Flows from Investing Activities:
          Capital expenditures                                                                 --           (10,000)
          Patent acquisition cost                                                        (179,000)          (39,000)
                                                                                     ------------      ------------
                    Net cash used in investing activities                                (179,000)          (49,000)
                                                                                     ------------      ------------

Cash Flows from Financing Activities:
          Proceeds from issuance senior promissory notes and warrants                          --           750,000
                                                                                     ------------      ------------
                    Net cash provided by financing activities                                  --           750,000
                                                                                     ------------      ------------

Net decrease in cash                                                                     (258,000)         (534,000)

Cash and cash equivalents at beginning of period                                          341,000           603,000
                                                                                     ------------      ------------

Cash and cash equivalents at end of period                                           $     83,000      $     69,000
                                                                                     ============      ============


The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDING DECEMBER 31, 1998
                                   (Unaudited)

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

3.  Earnings (Loss) Per Common Share

Effective for the quarter ended December 31, 1998, net loss per common share is computed using the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). SFAS No. 128 establishes new standards for computing and presenting EPS and supercedes all prior EPS guidance found in

APB Opinion 15. EPS for all prior periods has been restated to conform with the requirements of SFAS No. 128.

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

5.  Subsequent Events

As of February 3, 1999, the Company granted seven non-exclusive licenses for its gene expression profiling patents. In addition, the Company granted its first non-exclusive license for the Company's proprietary automated Ames technology. These licenses incorporate up-front fees and potential future revenues as well as potential future business and research collaborations.

Ownership of the Company's principal patents is shared with Harvard University and Xenometrix has an exclusive worldwide license to Harvard's portion of the intellectual property. In the Company's September 30, 1998 Form 10-QSB, the Company reported that it had received written notice of default from Harvard. The Company cured the default.

Xenometrix completed a restructuring February 1, 1999, resulting in a reduction of the Company's work force to four full time employees. Stephen J. Sullivan, President and Chief Executive Officer resigned and will remain on the Board of Directors as non-executive Chairman. Pauline Gee has been elected President and Chief Scientific Officer. A substantial portion of the Company's occupied premises was subleased to a biotechnology company effective November 1, 1998. Management believes these changes will reduce future overhead significantly while still allowing for the full production of its line of gene profiling and mutagenicity kits, services of its Client Research Laboratory and future sublicensing arrangements. The Company will also resume shipping mammalian gene profiling kits.

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

OVERVIEW

     The Company continues to focus on licensing of its intellectual property. On January 22, 1998, the Company was granted a broad basic patent by the European Patent Office covering most gene expression profiles resulting from the exposure of eukaryotic cells (including human, animal and yeast cells) to pharmaceutical compounds and other chemical entities. On September 22, 1998, the United States Patent and Trademark Office issued a patent to the Company covering similar claims in the United States. The Company's strategy to offer non-exclusive licenses has resulted in fourteen agreements to date. The Company continues to pursue broad business collaborations with parties whose current or future business activities may be complementary to those of the Company.

     The Company serves the drug safety and chemical markets, and has been focusing a significant portion of its effort and resources developing and marketing its products and services to pharmaceutical companies for testing, evaluation and optimization of their lead compounds. The timing and amount of revenues from sales of products and services to the drug discovery and development market and chemical markets cannot be predicted with certainty. Similarly, the Company's ability to enter into license agreements and meaningful collaborative arrangements with customers or other potential collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

     As of February 11, 1999 the Company has cash of approximately $572,000. The Company estimates that its current resources together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through approximately June 1, 1999. Xenometrix is currently in discussions with several companies regarding licensing of the Company's U. S. and European gene profiling patents, and is hopeful that additional revenue from these licenses will be sufficient to fund the Company's operating needs for the next few months. The Company subleased a portion of its facilities to another biotechnology company, which enabled the Company to retain its modern, state-of-the-art facility while reducing its monthly expenditures.

     The Company also has $1,500,000 of bridge notes that are due February 25, 1999, subject to further extension. The Company believes that it can obtain a further extension of the due date of the Notes because a substantial portion of the licensing revenue generated will go towards paying down the principal. However, the continued presence of the debt and the periodic need to obtain additional extensions on the maturity date of the bridge note fueled uncertainty over the Company's prospects for survival. This uncertainty has been a potential obstacle to continued licensing as well as to developing strategic partners. The actions taken in recent months are designed to strengthen the Company's prospects for successful operation and reduce concerns over the Company's survival.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED DECEMBER, 1998 AND 1997

     Revenue. For the quarter ended December 31, 1998, revenue increased 168% to $333,000 from $195,000 reported in the comparable quarter of the prior year. The increase was attributable to revenue from up-front licensing fees relating to the Company's issued gene expression profiling patents in the United States and Europe. Sales of products and service revenue from the Company's client research laboratory increased to $197,000 from $195,000 reported in the prior year. However, a substantial portion of the contract work on a client research laboratory for a major international pharmaceutical company that is evaluating the Company's technology was completed in the previous quarter for 1998. In accordance with the Company's past practices, the revenue and costs associated with performing this work were recognized in the quarter ended December 31, 1998 when the work was completed.

     Gross Profit. For the quarter ended December 31, 1998, gross profit increased to $217,000 from $36,000 reported in the prior year. The increase in gross profit was due to the large portion of total revenue from licensing fees. The cost of licensing revenue was $63,000, representing royalties due to Harvard University under the Company's existing licensing agreement and a portion of the amortization of the costs associated with the patents. Gross profit margins on revenue from sales of products and services were -23% in the current fiscal year, primarily due to fixed manufacturing costs being spread over a relatively low revenue base.

     Research and Development Expenses (R&D). R&D expenses for the quarter ended December 31, 1998 decreased 68% to $108,000 from $339,000 reported in the same quarter of the prior year. This decrease was primarily attributable to reduced headcount in the R&D department and personnel costs in the R&D department being allocated to the cost of products and services sold and allocated to deferred costs associated with client research laboratory work in progress. Laboratory supplies expense and most other expenses in the R&D department were also down in the current quarter, compared to the comparable quarter of the prior year. In addition, in the quarter ended December 31, 1997, personnel costs from other departments were allocated to the R&D department, as scientists from these areas assisted with research and product development projects.

     Selling, General and Administrative Expenses (SG&A). For the quarter ended December 31, 1998, SG&A expenses were $328,000, down 37% from $519,000 in the prior year. This decrease was primarily attributable to lower business development, legal, finance, accounting and administrative costs resulting from personnel reductions in February 1998 and lower Board of Directors costs associated with reducing the size of the Board and replacing cash compensation to Board members with increased stock option grants. These cost savings were partially offset by higher costs for directors and officers liability insurance.

     Interest Expense, Net. During the quarter ended December 31, 1998, the Company incurred net interest expense of $67,000 compared to $167,000 in the comparable quarter of the prior fiscal year. The net interest expense incurred in the prior year quarter included interest accrued on the Notes at the stated interest rate and the amortization of the values attributable to the warrants issued in conjunction with the Notes up to September 25, 1998. The interest rate on the Notes remains at 12% per annum and Xenometrix will continue to pay 38.5% of gross licensing revenues received during the extension period to the Note holders as payment against the outstanding interest and principal due on the Notes. In the event of a sale of the Company prior to February 25, 1999, the Notes will be due at the closing of such sale.

     Net Loss. For the quarter ended December 31, 1998, the net loss decreased to $286,000 or $0.10 per share from the net loss of $989,000 or $0.34 per share, reported for the comparable quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash of $83,000. During the three month period ended December 31, 1998, $79,000 was used to fund Xenometrix' operations, $179,000 was invested in patents, and there were no cash resources generated from or used for financing activities.

     As of February 11, 1998, the Company had cash of approximately $572,000 compared with $341,000 at June 30, 1998. The Company estimates that its current resources together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through approximately June 1, 19998. The Company has granted eight non-exclusive licenses and the Company is currently in discussions with several companies regarding licensing of the Company's U. S. and European gene profiling patents, and is hopeful that additional revenue from these licenses will be sufficient to fund the Company's operating needs for the next few months.

     A substantial portion of the Company's occupied premises was subleased to a biotechnology company effective November 1, 1998. Management believes these changes will reduce future overhead significantly while still allowing for the full production of its line of gene profiling and mutagenicity kits, services of its Client Research Laboratory and future sublicensing arrangements. The Company will also resume shipping mammalian gene profiling kits. The Company's work force has been reduced to four full time employees.

     The Company believes that it is unlikely that it can generate sufficient licensing revenue and revenue from products and services to fund the Company's operations and pay off the Notes on the maturity date. The Company believes that it can obtain a further extension of the due date of the Notes because a substantial portion of the licensing revenue generated will go towards paying down the principal. However, the continued presence of the debt and the periodic need to obtain additional extensions on the maturity date of the bridge note fueled uncertainty over the Company's prospects for survival. Accordingly, it is seeking strategic partnerships that may satisfy all of these needs, including but not limited to, the sale of the Company.

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits

          27.1  Summary Financial Information Schedule


(b)  Reports on Form 8-K


          On February 10, 1998, Registrant filed a Form 8-K reporting that it had restructured its operations on February 3, 1999, with changes to the Company's management and board of directors and the Company's execution of eight license agreements.


          ----------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf.

                                XENOMETRIX, INC.



                          /s/ Pauline Gee

February 16, 1999         Pauline Gee
                          President, Chief Scientific Officer

                                EXHIBIT INDEX


  EXHIBIT
    NO.                      DESCRIPTION
-----------                  -----------
27.1              Summary Financial Information Schedule