Form 10QSB
period 1999-03-31
XENOMETRIX INC \DE\
filed 1999-05-17
CIK 1000370

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

COMMON STOCK, $0.001 PAR VALUE                        2,948,135 COMMON SHARES
           (Class)                                 OUTSTANDING AT MARCH 31, 1999


   Transitional Small Business Disclosure Format    Yes      No    X
                                                       -----     -----

                                 XENOMETRIX, INC
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - March 31, 1999...................................................................Page  3

         Statement of Operations - Quarters ended March 31, 1999 and 1998.................................Page  4

         Statement of Cash Flows - Quarters ended March 31, 1999 and 1998.................................Page  5

         Notes to Financial Statements....................................................................Page  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................................................Page  8



PART II - OTHER INFORMATION


Item 6.  Exhibits.........................................................................................Page 12

Signatures................................................................................................Page 13

Part One--Financial Information

                                XENOMETRIX, INC.
                                  Balance Sheet
                                 March 31, 1999
                                   (Unaudited)

                                     Assets

Current Assets:
     Cash                                                                                      $  85,000
     Accounts receivable, net                                                                     82,000
     Inventory                                                                                    13,000
     Prepaid insurance                                                                            38,000
     Deposits and prepaid expense                                                                 88,000
                                                                                             -----------
             Total current assets                                                                306,000

Property and equipment, net                                                                      501,000
Patents, net                                                                                     401,000
             Total assets                                                                    $ 1,208,000
                                                                                             ===========

                                  Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                                                        $   374,000
     Accrued royalties                                                                           202,000
     Accrued salaries and wages                                                                  166,000
     Other accrued liabilities                                                                    83,000
     Senior promissory notes                                                                     284,000
                                                                                             -----------
             Total current liabilities                                                         1,109,000
                                                                                             -----------

Stockholders' Equity:
Preferred stock--$.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                                                  -
Common stock--$.001 par value; 20,000,000 shares authorized;
     2,948,000 shares issued and outstanding
                                                                                                   3,000
Additional paid-in capital                                                                    16,093,000
Accumulated deficit                                                                          (15,997,000)
             Total stockholders' equity                                                           99,000
                                                                                             -----------
             Total liabilities and stockholders' equity                                      $ 1,208,000
                                                                                             ===========


   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                             Statement of Operations
                                 March 31, 1999
                                   (Unaudited)

                                                        Quarter Ended                    Nine Months Ended
                                                          March 31,                          March 31,
                                                          ---------                          ---------
                                                   1999               1998             1999             1998
                                                   ----               ----             ----             ----
Revenue:
     Products and services                       $   93,000        $  103,000        $  323,000      $   497,000
     Licensing revenue                            1,926,000                 -         2,552,000                -
                                                 ----------        ----------        ----------      -----------
     Total revenue                                2,019,000           103,000         2,875,000          497,000

Cost of revenue:
     Cost of products and services                  103,000           114,000           384,000          418,000
     Cost of licensing revenue                      237,000                 -           368,000                -
                                                 ----------        ----------        ----------      -----------
     Total cost of revenue                          340,000           114,000           752,000          418,000
                                                 ----------        ----------        ----------      -----------
         Gross profit                             1,679,000           (11,000)        2,123,000           79,000
                                                 ----------        ----------        ----------      -----------
Research and development                             54,000           234,000           279,000          946,000
Selling, general and administrative                 187,000           484,000           910,000        1,468,000
                                                 ----------        ----------        ----------      -----------
     Total operating expense                        241,000           718,000         1,189,000        2,414,000
                                                 ----------        ----------        ----------      -----------
Operating income (loss)                           1,438,000          (729,000)          934,000       (2,335,000)
     Interest expense, net                          (35,000)         (290,000)         (233,000)        (567,000)
                                                 ----------        ----------        ----------      -----------
Net income (loss)                                $1,403,000        $(1,019,000)      $  701,000      $(2,902,000)
                                                 ==========        ===========       ==========      ===========

Income (loss) per common share-basic             $     0.48        $     (0.35)      $     0.24      $     (0.98)
                                                 ==========        ===========       ==========      ===========

Income (loss) per common share-diluted           $     0.44        $     (0.35)      $     0.24      $     (0.98)
                                                 ==========        ===========       ==========      ===========

Weighted average shares outstanding               2,948,000          2,948,000        2,948,000        2,948,000
                                                 ==========        ===========       ==========      ===========

Weighted & dilutive potential average shares      3,190,000                  -        2,954,000                -
                                                 ==========        ===========       ==========      ===========




   The accompanying notes are an integral part of these financial statements.

                             Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                            March 31
                                                                              -------------------------------------
                                                                                    1999                1998
                                                                              ------------------  -----------------
Cash Flows from Operating Activities:
       Net  income (loss)                                                            $  701,000       $ (2,902,000)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
             Depreciation and amortization                                              271,000            264,000
             Amortization of discount on senior promissory notes                        105,000            412,000
             Changes in assets and liabilities:
                  Accounts receivable                                                    33,000            187,000
                  Receivable from termination of operating lease                              -            115,000
                  Inventory                                                              42,000             20,000
                  Prepaid insurance                                                     143,000             82,000
                  Deposits and prepaid expense                                          (36,000)            31,000
                  Accounts payable and accrued liabilities                             (120,000)           172,000
                  Deferred revenue                                                            -            251,000
                                                                                 --------------       ------------
             Net cash provided by (used in) operating activities                      1,139,000         (1,368,000)
                                                                                 --------------       ------------

Cash Flows from Investing Activities:
       Capital expenditures                                                                   -            (17,000)
       Patent acquisition cost                                                         (179,000)           (79,000)
                                                                                 --------------       ------------
             Net cash used in investing activities                                     (179,000)           (96,000)
                                                                                 --------------       ------------

Cash Flows from Financing Activities:
       Repayment of senior promissory notes                                          (1,216,000)                 -
       Proceeds from issuance senior promissory notes and warrants                            -          1,000,000
                                                                                 --------------       ------------
             Net cash provided by financing activities                               (1,216,000)         1,000,000
                                                                                 --------------       ------------

Net increase (decrease) in cash                                                        (256,000)          (464,000)

Cash and cash equivalents at beginning of period                                        341,000            603,000
                                                                                 --------------       ------------

Cash and cash equivalents at end of period                                         $     85,000        $   139,000
                                                                                 ==============       ============




   The accompanying notes are an integral part of these financial statements.

                                XENOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDING MARCH 31, 1999
                                   (Unaudited)

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

2.  Senior Promissory Notes

Between June 20, 1997 and January 12, 1998, Xenometrix issued Senior promissory notes, (the "Notes") in the total amount of $1,500,000 to serve as bridge financing. The Notes are collateralized by a security interest in all of the assets of the Company. The Notes were originally due March 25, 1998. The maturity date on the Notes has been extended several times, most recently until June 15, 1999. The Notes bear interest at 12% per annum. In the event of a sale of the Company prior to the maturity date, the Notes are due at the closing of such sale. In connection with the issuance of these Notes, Xenometrix issued warrants to purchase 499,995 shares of common stock. In consideration for the extension of the due date on the Notes to February 25, 1999, the exercise price of the warrants was reduced to $0.125 per share and the Company agreed to continue to pay 38.5% of all gross licensing revenues received during the extension period to the Note holders, as payment against the accrued interest and principal due on the Notes. In the event of default by the Company on the Notes, the interest rate will increase to 18% per annum, the Note holders will have the right to appoint a majority of the Board of Directors of the Company and the Company's assets will be subject to foreclosure.

3.  Earnings (Loss) Per Common Share

Net income (loss) per common share is computed using the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS).

Basic income or loss per common share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period.

Diluted income or loss per share is computed using the treasury stock method, based upon the weighted-average number of common shares, dilutive common stock equivalent shares and the assumed conversion of any dilutive convertible securities outstanding during the period.

4.       Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after March 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company has adopted SFAS No. 131 for the 1999 fiscal year, but does not expect the new accounting standard to have a material effect on the Company's reported financial results.

5.       Subsequent Events

Xenometrix completed a restructuring February 1, 1999, resulting in a reduction of the Company's work force to four full time employees. Stephen J. Sullivan, President and Chief Executive Officer resigned and will remain on the Board of Directors as non-executive Chairman. Pauline Gee has been elected President and Chief Scientific Officer. A substantial portion of the Company's occupied premises was subleased to a biotechnology company effective November 1, 1998. Management believes these changes will reduce future overhead significantly while still allowing for the full production of its line of gene profiling and mutagenicity kits, services of its Client Research Laboratory and future sublicensing arrangements. The Company has resumed shipping of mammalian gene profiling kits.

Subsequent to this restructuring, the Company has granted two non-exclusive licenses for its gene expression profiling patents, bringing the total to fifteen licenses in this field. In addition, the Company granted its first non-exclusive license for the Company's proprietary automated Ames technology in this quarter. These licenses incorporate up-front fees and potential future revenues as well as potential future business and research collaborations.

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

OVERVIEW

     The Company continues to offer non-exclusive licenses of its intellectual property. On January 22, 1998, the Company was granted a broad basic patent by the European Patent Office covering most gene expression profiles resulting from the exposure of eukaryotic cells (including human, animal and yeast cells) to pharmaceutical compounds and other chemical entities. On September 22, 1998, the United States Patent and Trademark Office issued a patent to the Company covering similar claims in the United States. The Company's strategy to offer non-exclusive licenses has resulted in sixteen agreements to date. The Company continues to pursue broad business collaborations with parties whose current or future business activities may be complementary to those of the Company.

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

     As of May 14, 1999 the Company has cash of approximately $197,000. The Company estimates that its current resources together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through approximately August, 1999. Xenometrix is currently in discussions with several companies regarding licensing of the Company's U. S. and European gene profiling patents, and is hopeful that additional revenue from these licenses will be sufficient to fund the Company's operating needs for the next several months. The Company subleased a portion of its facilities to another company, which enabled the Company to retain its modern, state-of-the-art facility while reducing its monthly expenditures.

     The Company also has approximately $284,000 debt remaining from $1,500,000 of the Notes that are due June 15, 1999, subject to further extension. The Company believes that it can obtain a further extension of the due date of the Notes because a substantial portion of the licensing revenue generated will go towards paying down the principal. However, the continued presence of the debt and the periodic need to obtain additional extensions on the maturity date of the bridge note has fueled uncertainty over the Company's prospects for survival. This uncertainty has been a potential obstacle to continued licensing as well as to developing strategic partners. The actions taken in recent months are designed to strengthen the Company's prospects for successful operation and has reduced concerns over the Company's survival.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH, 1999 AND 1998

     Revenue. For the quarter ended March 31, 1999, revenue increased to approximately $2,019,000 from $103,000 reported in the comparable quarter of the prior year. The increase was attributable to revenue from up-front licensing fees relating to the Company's issued patents in the United States and Europe. Sales of products and service revenue from the Company's Client Research Laboratory decreased slightly to $97,000 from $103,000 reported in the prior year.

     Gross Profit. For the quarter ended March 31, 1999, gross profit increased to $1,679,000 from a loss of $11,000 reported in the prior year. The increase in gross profit was due to licensing fees where there was no licensing activities in the comparable quarter of the prior year. The cost of licensing revenue of approximately $237,000 represents royalties paid to the Universities of Harvard and California, Berkeley under the Company's existing licensing agreements and a portion of the amortization of the costs associated with the patents and legal expenses in prosecuting the patents. Gross profit margins on revenue from sales of products and services were approximately -9%. This negative gross profit margin is connected with the restructuring initiated February, 1999.

     Research and Development Expenses (R&D). R&D expenses for the quarter ended March 31, 1999, decreased 77% to $54,000 from $234,000 reported in the same quarter of the prior year. This decrease was primarily attributable to reduced headcount in the R&D department and personnel costs in the R&D department being allocated to the cost of products and services sold. Laboratory supplies and most other expenses in the R&D department were also down in the current quarter, compared to the comparable quarter of the prior year.

     Selling, General and Administrative Expenses (SG&A). For the quarter ended March 31, 1999, SG&A expenses were $187,000, down 60% from $484,000 in the prior year. This decrease was primarily attributable to lower business development, legal, finance, accounting and administrative costs resulting from personnel reductions in February 1999 and lower Board of Directors costs associated with reducing the size of the Board and replacing cash compensation to Board members with increased stock option grants.

     Interest Expense, Net. During the quarter ended March 31, 1999, the Company incurred net interest expense of $35,000 compared to $290,000 in the comparable quarter of the prior fiscal year. The net interest expense incurred included interest accrued on the Notes at the stated interest rate and the amortization of the values attributable to the warrants issued in conjunction with the Notes. The interest rate on the Notes remains at 12% per annum and Xenometrix will continue to pay 38.5% of gross licensing revenues received during the extension period to the Note holders as payment against the outstanding interest and principal due on the Notes. The net interest expense decreased approximately 90% from the comparable quarter in the prior year because the Notes have been substantially repaid. In the event of a sale of the Company prior to June 15, 1999, the Notes will be due at the closing of such sale.

     Net Income (Loss). For the quarter ended March 31, 1999, there was a net income of $1,403,000 or $0.48 per share compared to a loss of $1,019,000 or $0.35 per share, reported for the third quarter of fiscal year, 1998. The earnings would have been $0.44 per diluted share.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had cash of $85,000. During the three month period ended March 31, 1999, $1,139,000 was provided by the Company's activities and $179,000 was invested in patents. There were no cash resources generated from financing activities, and $1,216,000 was used in repayment of a substantial portion of senior promissory Notes.

     As of May 14, 1999, the Company had cash of approximately $197,000 compared to $85,000 at the end of March 31, 1999. The Company has signed an additional licensing agreement since the end of the last quarter in addition to the nine non-exclusive agreements executed in the March 31, 1999 quarter. The Company is currently in discussions with several companies regarding licensing of the Company's intellectual property, and is hopeful that additional revenue from these licenses will be sufficient to fund the Company's operating needs for the next several months.

     The Company believes that it is unlikely that it can generate sufficient licensing revenue and revenue from products and services to fund the Company's operations and pay off the remaining balance of the Notes on the maturity date. The Company believes that it can obtain a further extension of the due date of the Notes because a substantial portion of the licensing revenue generated will go towards paying down the remaining principal. However, it is exploring strategic partnerships, including but not limited to, the sale of the Company.

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

May 14, 1999                         Pauline Gee
                                     President, Chief Scientific Officer

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------


27.1              Summary Financial Information Schedule

--------------------------------------------------------------------------------