Form 10KSB
period 1999-06-30
XENOMETRIX INC \DE\
filed 1999-10-04
CIK 1000370

Securities and Exchange Commission

                               Washington DC 20549

                                   Form 10-KSB

                      Annual Report under Section 13 of the
                         Securities Exchange Act of 1934



For the Year Ended June 30, 1999                     Commission File No. 1-14004



                                Xenometrix, Inc.

                             2425 North 55th Street
                          Boulder, Colorado 80301-5700

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

Xenometrix' revenue for the year ended June 30, 1999 was $3,137,000.

The aggregate market value of Xenometrix' voting stock held as of September 28, 1999 by nonaffiliates was $760,793.

2,950,247 shares of Common Stock were outstanding on September 28, 1999.

Transitional small business disclosure format. Yes____ No X

Incorporated by reference in Part III of this Report is the information contained in the Xenometrix Proxy Statement for the annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1999.

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

General

     Xenometrix, Inc. (the "Company" or "Xenometrix") is a biotechnology company with a proprietary gene profiling system that characterizes a cell's response upon exposure to compounds and other agents by the pattern of gene expression in the cell. The Company develops, manufactures and sells assays that measure the genetic response of human and bacterial cells to various compounds, along with proprietary software for reporting and analyzing the test results. In addition, Xenometrix offers a contract laboratory service that tests and evaluates compounds for clients.

     The Company continues to focus its efforts on licensing of its intellectual property and exploring strategic alliances. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human, animal and yeast cells) to compounds. In September 1998, the Company was issued a patent covering similar subject matter in the U.S. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells to compounds. Xenometrix shares ownership of certain patents with Harvard University, and has an exclusive worldwide license to Harvard's ownership interests in portion of the intellectual property. The Company is in disagreement with Harvard on a section of the Company's license agreement from Harvard and filed a Demand for Arbitration with American Arbitration Association. However, arbitration proceedings were suspended by mutual agreement between the Company and Harvard University in favor of negotiating the differences directly. In addition to the gene profiling patents, Xenometrix has an exclusive worldwide license to the bacterial strains used in the family of Ames II* Assays from the University of California, Berkeley and an exclusive license for yeast strains used in Yeast DEL. The U.S. patent for the Ames II bacterial strains was issued October 1997 and its European equivalent was issued July 1998 to the University of California, Berkeley. The Company's President and Chief Scientific Officer is an inventor on this patent estate.

     In order to conserve resources, the Company restructured its operations in February 1999, and reduced its staff to four full time employees. As of September 28, 1999 the Company has three full time employees and five independent consultants, some of who were Xenometrix employees, that contribute to the operations on a fee for service basis. Of these, three are engaged in scientific and technical activities, and the remainder in business development, licensing, finance and general administration.

     At September 28, 1999, the Company had cash of approximately $90,000. The Company estimates that this cash together with projected collections on licensing revenues and accounts receivable from customers will be sufficient to meet its operating needs through to the end of 1999. In order to fund its operations, the Company has borrowed $1,500,000 from June 1997 to January 1998 under a short-term bridge financing line of credit. The Company has repaid the Notes in full and the Note holders no longer secure its assets.

     The first of the Company's two current core technologies, the Gene Profile Assays, represents a low-cost method for identifying the specific molecular mechanisms underlying the cellular response to exposure to a particular compound or test article. The Company's second core technology, the Genotoxicity Assays, assesses the carcinogenic potential of a compound by measuring damage to DNA. Together, these two assay systems provide information about what is occurring at the molecular level when living cells are in the presence of a foreign substance, including, but not limited to, activation of receptors and signaling

----------

* Xenometrix(TM), Gene Profile Assay(TM), Ames II(TM), and Yeast Del(TM) are trademarks of Xenometrix, Inc.

pathways, changes in cell metabolism, damage to cellular components, cell death, tumorigenesis, teratogenesis, irritation and other reactions. Xenometrix has developed a proprietary software system for reporting and analyzing the results of its assays. This software has been evaluated to assure compliance with "Year 2000" issues.

     The Company has developed a small Bioinformatics database consisting of the gene response profiles of approved pharmaceutical products and other classes of compounds that are well known to many industries. The Company believes that a larger, expanded Bioinformatics database would enhance the utility of all of its existing products, and might provide an additional revenue source. Proprietary software developed by Xenometrix as well as the search engines used in the database have been evaluated to assure compliance with "Year 2000" issues.

     Numerous public sources estimate that approximately $19 billion is spent annually on all phases of pharmaceutical research and development, with over $9 billion being spent on drug discovery and pre-clinical development efforts. Xenometrix believes that its products and services can add value to drug discovery and pre-clinical research efforts by providing important efficacy and safety data with regard to a compound's potential therapeutic effects and toxicity in a unique and cost effective manner. The Company believes that its technology can add value to the chemical industry in ways similar to those described for the pharmaceutical industry.

Markets and Industry Background

     The Company began operations in 1992 to serve the toxicology and drug safety markets with a line of assays designed to analyze the genetic response of cells when exposed to various compounds. While Xenometrix continues to provide products and services to the toxicology market, the Company believes that much larger and nearer-term opportunities lie in using its proprietary technology to assist pharmaceutical and chemical companies to select and optimize their products earlier in their development.

     The Drug Discovery Process. The discovery and development of drugs has traditionally been a lengthy, expensive, inefficient and often unsuccessful process, typically taking 10 to 15 years from the inception of a research program until the market introduction of a drug. Costs are estimated to be approximately $350 million to $500 million for development from concept through FDA marketing clearance, with only a small fraction of those compounds that enter pre-clinical testing actually receiving FDA marketing approval.

     Of the estimated $19 billion that will be spent on pharmaceutical research and development annually, approximately half of this amount will fund drug discovery and pre-clinical development efforts. Lower profit margins, shorter product lives, the proliferation of generic drugs, managed care and cost containment initiatives, together with scientific and technological advances, have created powerful incentives for drug developers to discover drugs more quickly and cost effectively. Xenometrix believes that its products, services and intellectual property can add value to drug discovery and pre-clinical research efforts by providing important efficacy and safety data with regard to a chemical compound's potential therapeutic effects and toxicity in a unique and cost effective manner.

     Drug discovery involves three key elements: (i) the target, such as a gene, enzyme, receptor or other protein, which is associated with a disease and on which the drug will act, (ii) potential drug compounds, and (iii) the assays or tests used to screen compounds to determine their effect upon the target. Drug discovery methods generally involve the synthesis and testing of large numbers of compounds in assays that contain targets designed to mimic aspects of a disease process. Assays are used to identify those chemicals that physically interact with the target, which are referred to as "hits." Hits are subjected to additional rounds of screening for specificity, potency and other desirable characteristics to identify lead compounds. Typically, lead compounds become the basis for additional synthesis programs creating hundreds or thousands of analogs that are then further screened. This process is typically referred to as "lead optimization." The lead optimization process generates drug development candidates that will be moved into FDA-mandated pre-clinical safety testing. Drug development candidates are lead compounds that in laboratory studies have demonstrated the most promising combination of desirable characteristics such as pharmacological activity, potency, selectivity, minimal side effects and economic feasibility.

     The following diagram illustrates the steps in the drug discovery process. The Company believes that its assays may be used throughout the lead optimization and safety screening portions of the process, assisting drug developers to both develop "hits" into lead compounds and optimize lead compounds into drug development candidates.


                             DRUG DISCOVERY PROCESS

                                [GRAPHIC OMITTED]


     Targets. Targets are specific biological molecules, such as genes, receptors or other proteins, which are believed to play a role in the onset or progression of a disease or medical condition. Most drugs work by binding to a target and affecting the target's biological function or activity. Thus, most drugs are discovered by identifying compounds that affect an established target's biological function. Recent developments in molecular biology and genomics have led to a dramatic increase in the number of potential therapeutic targets available for drug discovery

     Potential Drug Compounds. Traditionally, chemists synthesized new compounds one at a time or isolated them from natural sources. Over the years, chemists in pharmaceutical firms built up collections of hundreds or thousands of compounds, or "libraries". In recent years, however, combinatorial chemistry techniques have been developed which have greatly increased the number and diversity of potential drug compounds. Some firms have used these techniques to quickly create chemical libraries of hundreds of thousands of molecules which are available to be tested against both established and novel targets in order to determine which compounds may become lead compounds or drug development candidates

     Screening. After a target has been selected by a researcher, the next step in traditional drug discovery is to identify one or more chemical compounds that have an effect on the target. These compounds are typically identified by the sequential synthesis and testing of large numbers of compounds against the target through the use of screens, such as a receptor-binding assay. If high throughput screening, such as the use of a receptor-binding assay, indicates that a compound binds with the target, the compound is then considered a hit. While receptor-binding assay screens will indicate whether a particular compound has physically interacted with the target, such assays provide no additional information about the biological impact that the binding event had on the target. After re-testing confirms initial hits, secondary screening identifies which hits have the properties of a lead compound meriting further development efforts. Secondary screening evaluates numerous characteristics, including efficacy (the degree to which a compound produces the desired therapeutic effect), potency (the amount of the compound required to exert its effect) and specificity (the degree to which the compound does not affect unintended targets).

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

     Lead Optimization. After initial and secondary screening of hits has identified a lead compound, drug researchers will next "optimize" the lead compound by the sequential synthesis and testing of variations, or analogs, of a lead compound to identify promising drug development candidates. After the numerous chemical analogs of a lead compound have been synthesized, scientists then rely upon various types of laboratory tests, including additional receptor-binding assays, cell based assays and in vivo testing, to determine whether a lead compound exhibits the characteristics of a drug development candidate.

     The Growing Drug Development Backlog. Drug discovery researchers have recently begun to apply a number of modern technologies to the early stages of the drug discovery and development process. Genomics has led to the identification of additional targets. Automated high throughput screening has allowed scientists to test significantly higher numbers of chemical compounds and to generate numerous hits. Combinatorial chemistry has allowed scientists to develop more compounds for initial screening as well as to synthesize the large number of chemical analogs used for lead optimization in a shorter period of time.

     The methods used for secondary screening of hits and optimization of lead compounds have not kept pace with the new technologies being employed in other stages of the drug discovery process. Traditional methods, such as in vivo testing, have historically been too slow and expensive to be incorporated into higher volume development methods. As a result, there is a growing backlog of hits and lead compounds awaiting further evaluation. The Company believes that drug and chemical manufacturers are looking for alternatives to traditional testing techniques in order to more quickly and cost effectively evaluate which compounds should be advanced further through the drug development process.

     Receptor-binding assays consist of a target, which is isolated from its natural cellular environment. If enough of the target can be isolated, such assays can be relatively simple to develop and perform. The artificial environment of such assays, however, has limited their usefulness in furthering the development process after initial hits have been identified. For example, in a cellular environment a receptor may be woven throughout the external surface of a cell while in a receptor-binding assay the receptor is completely removed from the cell. This differentiation can mean that a compound that has one effect in a receptor-binding assay can result in a significantly different interaction with the target in its natural cellular environment. Also, many receptors and cellular compounds cannot be isolated for use in receptor-binding assays.

     Cellular assays bridge the gap between receptor-binding assays and traditional in vivo, animal, pre-clinical methods of testing because they employ whole cells in an attempt to more closely mirror the environment within which a chemical compound must interact. These cellular assays allow scientists to determine whether a particular compound binds with the receptor in the cell. By more closely replicating the physiological environment and the complex interactions that take place within a cell, such cell-based assays provide a number of advantages, including in many cases greater predictive value of therapeutic effect and potential toxicity.

     Currently, simple cell-based assays are subject to a number of limitations that prevent them from solving the development backlog of drug discovery companies. Cell based assays have typically been difficult and time consuming to develop and perform due to the challenge of detecting the function of a target in a cell. The complexity of cellular assays has prevented their adaptation to high throughput screening applications, which would be necessary for them to be used to test the thousands of compounds being generated by new drug discovery techniques. Some cell-based assays use cells, which are less complex than human cells in an attempt to create a more usable assay. However, these simple cell based assays are limited because they fail to mirror the complexity of a human cellular environment.

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

     Xenometrix has been involved in the characterization, licensing and commercialization of genes and gene constructs in cells for over six years. The study of gene expression as an indicator of cellular response to a compound is relatively new and the Company believes that it has significant know-how relative to other companies entering this emerging area. Individual testing of compounds and the analysis of the gene expression they cause in a cellular environment is difficult because it involves purchases from multiple suppliers, integration of varying assay designs into a single system and complex quality control issues. The Company believes its technology platform significantly reduces these problems.

Technology, Products and Services

     One of the Company's cell based assay systems, Gene Profile Assays, represents a cost-effective method of identifying the specific molecular mechanisms underlying the cellular response to exposure to a particular compound. The Company's other cell based assay system, Genotoxicity Assays, assesses the carcinogenic potential of a chemical entity by measuring damage to DNA.

     Gene Profile Assays. The Company's Gene Profile Assays measure the activation of various bacterial and mammalian genes in response to exposure of a test compound. The genes monitored respond to compounds and test articles, with potential results indicating, among other things, information about the metabolic pathway of the biological response within a cell, whether the compound is an agonist or an antagonist, the potential toxicity of the compound, and the potential for the liver to metabolize the drug before it reaches its therapeutic target. Gene Profile Assay kits are shipped to customer locations in the United States and overseas, as well as being offered through the Client Research Laboratory for in-house testing at Xenometrix.

     The Company's Gene Profile Assays are not yet adapted for automated high throughput screening. As part of the Company's collaborative agreement with OSI Pharmaceuticals, Inc. ("OSIP"), the Company has access to certain technology and know-how that will assist efforts to automate its Gene Profile Assays.

     Genotoxicity Assays. The Company's Genotoxicity Assays, consist of the Ames II family of assays, which assess the mutagenic and carcinogenic potential of a compound by measuring specific types of damage to DNA. These assays are largely used in safety assessment, and are offered by Xenometrix for shipment to customers as well as through the Client Research Laboratory. Xenometrix is the only company offering the Ames II family of assays. The Company believes the Ames II assay offers both scientific and commercial advantages over the widely accepted original Ames assay. These advantages include automation that allows significantly more compounds to be tested, and new bacterial strains that provide more specific information about the mutations created by the compound.

     Software. Xenometrix has developed proprietary software to facilitate performing its assays and analyzing and interpreting the results. The software used with gene profile assays records the results for a compound by reporting data regarding the compound's gene response induction profile from each assay and presents a graphical illustration producing a unique fingerprint of each compound's molecular response in the assays. The gene profile for a given assay can then be compared to profiles of well known compounds (derived from in vitro and in vivo test data) to assess a compound's relative activity and its impact on gene activity. The software used with the Ames II assays provides a statistical analysis of the test results. Xenometrix software has been evaluated to assure compliance with "Year 2000" issues.

     Client Research Laboratory. The Company has established a fully equipped laboratory at its Boulder, Colorado facility, to serve the needs of clients wishing to obtain assay data without investing in training or capital equipment. Xenometrix's scientists receive compounds, perform requested assays in the required time periods, and deliver the test results in the form of a detailed report to the client. This service introduces the Company's assay systems to new customers, helping them to understand and adopt the technology.

     Bioinformatics Database. The Company has developed a small relational database consisting of the gene response profiles and mutational spectra of approved pharmaceutical products and other classes of compounds. Comparing the gene profile of a new compound being tested to those in the database may facilitate improved evaluation and decision-making for pharmaceutical products in the development stage. Resource constraints have prohibited the Company from performing the work necessary to expand the size of the Bioinformatics database. The Company believes that a larger, expanded Bioinformatics database would enhance the utility of all of its existing products, and might provide an additional revenue source.

     Potential Expansion of Current Products and Services. In order to expand its product offering and increase the usefulness of the Company's current products to drug discovery and development customers, Xenometrix believes that automation and the addition of gene endpoints and cell lines are desirable. The Company believes that an strategic alliance with chip technology would be synergistic, however, due to severe resource limitations, the Company has been unable to invest the funds necessary to expand its product line. The Company explores actively strategic alliances with potential partners.

Business Development & Licensing

     Xenometrix's business development strategy has been and continues to focus on licensing of the Company's intellectual property. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human, animal and yeast cells) to compounds. In September 1998, the Company was issued a U.S. patent covering similar subject matter. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells (including bacterial cells) to compounds. Xenometrix shares ownership of the patents with Harvard University, and has an exclusive worldwide license to Harvard's ownership interests of the intellectual property. The Company is currently renegotiating in good faith a section of its license agreement with Harvard.

     In addition to the gene profiling patents, Xenometrix has an exclusive license to the bacterial strains used in the family of Ames II Assays from the University of California, Berkeley and an exclusive license for yeast strains used in Yeast DEL. The U.S. patent for the bacterial strains was issued October 1997 and its European equivalents was issued July 1998 to the University of California, Berkeley. The Company's President and Chief Scientific Officer is an inventor on this patent estate.

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

     In June 1997, the Company entered into an agreement with OSIP, a leading high throughput screening and drug discovery company with development programs targeting major human diseases independently and in co-ventures with major pharmaceutical companies. The agreement includes the cross licensing of certain intellectual property rights. Pursuant to the agreement, the Company granted OSIP a worldwide, non-exclusive license to use the Company's Gene Profile technology in conjunction with cell-based reporter-promoter constructs. In return, OSIP granted the Company a worldwide, non-exclusive license to OSIP's proprietary technology for measuring gene activation using reporter constructs and access to technology used in high throughput screening applications.

Sales and Marketing

     The Company's primary target market for the sale of its products and services consists of large international research-based pharmaceutical companies as well as smaller biopharmaceutical and biotechnology companies. The Company's business development department is primarily responsible for maintaining and expanding business opportunities with existing customers and for developing collaborative relationships with new customers. The Company sells its products directly to pharmaceutical, chemical and biotechnology customers in the United States. International distribution in Switzerland, France, Germany, Belgium, and Japan is handled by distributors in Europe and Japan. The Company's technical staff supports the distributors with training and consultation at the Boulder facility as well as at the facility of clients when a client decides to bring the assays in-house.

Manufacturing

     Xenometrix manufactures and assembles its products at its facilities in Boulder, Colorado. The assays consist of the Company's proprietary components and components purchased from outside vendors. The Company's assays contain the components required to perform a specific test in a reproducible and uniform manner. Specific components typically include genetically engineered human or bacterial cells, proprietary software, specially formulated chemical reagents, reference manuals, other supplies and appropriate packaging. Xenometrix manufactures assays in a production process that is subject to quality control procedures.

     The Xenometrix manufacturing process involves growing cells in controlled environmental incubators, maintaining the cells under appropriate conditions and preparing the cells for shipment in 96-well plates. Bacterial assays include freeze-dried cells or frozen cells and are shipped so that they may be grown at the customers' facility to perform the assays. Mammalian cell-based assays include live human cells immersed in a growth medium ready to be used with only a media change and equilibration with an appropriate environmental incubator. Gene Profile Assay kits contain both human and bacterial cells, while the Company's genotoxicity assay kits, contain only bacterial cells. Kits are offered for shipment to customer locations in the United States and overseas, as well as being offered through the Client Research Laboratory where the test is performed at Xenometrix.

     Apart from the genetically engineered cells and organisms developed and manufactured by Xenometrix and the Company's proprietary software, all of the components of the Company's assays are available from outside manufacturers. Certain of these components are currently provided to Xenometrix from a single source.

     Xenometrix maintains inventories of certain components and raw materials at what it believes to be prudent levels. Xenometrix believes that, if necessary, it would be able to obtain alternative sources of supply of these components. Any supply interruption, however, in a sole-sourced component or raw material could have a material adverse effect on the Company's business when inventory is depleted and until a new source of supply is qualified. See "Management's Discussion and Analysis--Risk Factors- Manufacturing; Dependence on Outside Suppliers."

Research and Development

     R&D scientists provide support to the manufacturing, quality control and client research laboratory functions. Additional R&D efforts were focused on collaborations with clients by assisting them to validate Xenometrix's technology, and resolve technical issues. The Company collaborates with OSIP in developing new cell lines utilizing luciferase reporter constructs that are more amenable to automated high throughput screening systems. The Company's researchers have performed preliminary feasibility studies on methods and procedures to expose cells to large numbers of compounds, and for the subsequent isolation of high quality mRNA in large volumes and continues to explore strategic alliances to continue this work.

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

     The Company's technology platform principally consists of using genetically engineered cell based assays to measure gene activation. The Company also is working to develop high throughput screening capabilities for its assays. A number of pharmaceutical and biotechnology companies are active in the areas of gene expression assays and high throughput screening. Such competitors include Aurora Biosciences Corporation, Digital Gene Technology, Inc., Gene Logic, Inc., Cerep, S.A., Perkin-Elmer Corporation, Phase-1 Molecular Toxicology, Inc. and OSI Pharmaceuticals. There may also be several private companies that are pursuing drug discovery using gene transcription methods, which could be considered competitors of the Company. In addition, the Company faces competition from traditional methods used by drug researchers to identify and optimize lead compounds, such as receptor-binding assays, other in vitro assays and animal testing.

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

     It is very common in the drug discovery industry for biotechnology firms to have one or more significant corporate partners or collaborative arrangements. An important part of the Company's strategy is to enter into such arrangements with major contract research organization and/or drug discovery firms with complementary technologies. The Company, therefore, competes for opportunities to enter into promising collaborative arrangements with other biotechnology firms and also competes for the limited funds which major pharmaceutical firms can commit to out-sourced lead identification and optimization activities.

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

     Historically, pharmaceutical, chemical and biotechnology companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for the Company's products and services, have developed or are developing, at substantial cost, internal programs and methodologies to approach drug discovery efforts. The Company competes with the processes internally developed by pharmaceutical and biotechnology companies, who must be convinced that Xenometrix's drug discovery products and services justify outsourcing a portion of these activities to the Company or complete a license agreement to practice the Company's technology.

     Because of the nature of the drug discovery industry, many companies that could be customers or collaborators of Xenometrix may also be actual or potential competitors, either alone or in combination with other firms. Many of Xenometrix's actual or potential competitors have been addressing the drug discovery market for a longer period of time than the Company, have already established corporate partnering relationships and have significantly greater financial and other resources than those available to the Company. There can be no assurance that the Company will be able to develop products that are competitive with those offered by existing or future competitors. See "Management's Discussion and Analysis--Risk Factors--Competition".

Patents and Proprietary Rights

     The Company believes that patents and other proprietary rights are important to the development of its business. During the past year, the Company's efforts to license its intellectual property have generated the majority of the Company's revenues. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company's core technology relates to eukaryotic and bacterial gene profiling assays and genotoxicity assays. This technology is comprised of multiple patents and patent applications, some of which are owned directly by Xenometrix and others exclusively licensed from Harvard University, the University of California at Berkeley and other entities. The exclusive license agreements cover five U.S. and five foreign patent equivalents that have been issued and certain additional patent applications. In general, these license agreements (i) provide for the payment of royalties on net sales of products covered by the licensed technology, (ii) provide for the payment of royalties on sublicense revenues received by Xenometrix (iii) provide for certain minimum royalties, and (iv) terminate upon the expiration of the last to expire patent included in the license. If the Company fails to meet its obligations under any such agreement, including payment of royalties or minimum royalties, such agreements may be terminated by the licensors. The Company is in disagreement with Harvard on a section of the Company's license agreement from Harvard and filed a Demand for Arbitration with American Arbitration Association. However, arbitration proceedings were suspended by mutual agreement between the Company and Harvard University in favor of negotiating the differences directly.

     The Company has obtained an exclusive worldwide license to one issued U.S. patent, its foreign equivalents and several patent applications that relate to kits and other means of generating gene profiles by exposing eukaryotic cells (including human, animal and yeast cells) to compounds.

     The Company has obtained an exclusive worldwide license to two issued U.S. patents, the foreign equivalents and several patent applications that relate to methods and kits for generating gene profiles using bacterial promoters fused to reporter genes.

     The Company has also obtained a worldwide exclusive license to one issued U.S. patent, its foreign equivalents and several patent applications for a microbiological system for the detection and identification of mutagens. This technology is a modification and improvement over the widely accepted Ames assay.

     In addition, the Company has an exclusive worldwide license under one issued patent and an additional patent application covering a process for detecting potential carcinogens by monitoring deletions in the yeast genome.

     The Company's success will depend in part upon its ability to obtain patent protection for its products, services and technologies, to continue to license such intellectual property to others, and to operate without infringing the proprietary rights of third parties. Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which important legal principles are largely unresolved. Accordingly, no predictions can be made regarding the breadth or enforceability of claims issued or allowed in the patents that have been issued to the Company or its licensors or in patents that may be issued to the Company or its licensors in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the U.S. Patent and Trademark Office or any of its foreign counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights, will be commercially valuable, will provide competitive advantages to the Company and its present or future collaborative partners or licensees, or will not be challenged, narrowed, invalidated or circumvented. Further, there can be no assurance that patents will be granted with respect to any of the Company's or licensor's pending patent applications or with respect to any patent applications filed by the Company in the future. Moreover, upon allowance, patents in certain countries are published for opposition before final grant. If the grant of any of the

Company's or its licensor's patents is opposed, there is no assurance that the Company will be successful in defending against such opposition. The Company's European eukaryotic gene profiling patent is currently under opposition in the European Patent Office. Resolution of the opposition may not be reached for one to two years. In any event, such opposition could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that any efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful.

     The drug discovery industry, including screening technology companies, has become intensely competitive. This industry has a history of patent litigation and will likely continue to have patent litigation concerning drug discovery technologies. A number of pharmaceutical and biotechnology companies, research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's technology. Some of the technologies, applications or patents of these entities may conflict with the Company's technologies, the patents and patent applications licensed by the Company, or the Company's patent applications. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in certain other countries generally are not published until more than eighteen months after they are filed and because publication of discoveries in scientific or patent literature often lag behind the date of actual discoveries, the Company cannot be certain that it or any of its licensors was the first creator of inventions covered by pending patent applications or that it or any such licensor was the first to file patent applications for such inventions. If an issue regarding priority of inventions were to arise with respect to any of the patents or patent applications of the Company or its licensors, the Company might have to participate in one or more interference proceedings declared by the U.S. Patent and Trademark Office or similar agencies in other countries to determine priority of invention, which could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company.

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

Government Regulation

     The Company's products and services have applications in the pharmaceutical, biotechnology, chemical, cosmetic and environmental industries. Those industries are subject to regulation pursuant to federal, state, local and foreign legislation, including the Food, Drug and Cosmetic Act; the Environmental Protection Act; the Occupational Safety and Health Act; and state, local and foreign counterparts to such acts. Certain of these regulations require the use of testing procedures in federally mandated trial studies to evaluate the efficacy and safety of products. The Company's products are currently used to supplement established protocols for safety and efficacy testing in the pharmaceutical, chemical, cosmetic and environmental industries.

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

Employees

     As of September 28, 1999, the Company had three full time employees, all in the United States. Of these, three are engaged in client research, scientific and technical activities, and the remainder are engaged in business development, licensing, finance and general administration. The Company's success depends, in large part, upon the continued services of its key scientific, technical and senior management staff, and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union and Xenometrix has not experienced any work stoppages. Xenometrix considers its relations with its employees to be good.

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

     Cellular - Pertaining to the cell, the plant or animal structure containing genetic material. The cell is basic unit of all organisms.

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

     Gene Profile Assays - Assay systems developed by Xenometrix to assess the effects of compounds on cells by measuring the activity (induction or suppression) of specific genes in these cells, by the compounds or test agents.

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

     Hit - The term applied to a compound that has shown biological activity when tested against a specific screening endpoint (commonly receptor binding).

     In vitro - Outside of the living body, in an artificial environment, literally, "in glass."

     In vivo - In the living body of a plant or animal.

     Induction - A measurable increase in the activity of a specific gene in response to a change in the cellular environment or exposure to a compound or other test agent.

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



                                Item 2. Property

     The Company's executive offices, research laboratories, manufacturing operations and ancillary operations are located in Boulder, Colorado in a 22,700 square foot facility. The facility is leased is for a six-year period ending July 31, 2002, with two optional renewal periods of three years each. A substantial portion of the Company's facility was subleased to another biotechnology company in November 1998 to reduce overhead while still allowing for the full production and shipment of its line of Gene Profiling and Genotoxicity Assays and to provide the services of its Client Research Laboratory.


                                     Part II

                         Item 5. Market for Common Stock

     Xenometrix's Common Stock was traded on NASDAQ SmallCap Market under the symbol XENO and on the Boston Stock Exchange under the symbol XEN until January 1998 when it was delisted from both markets for failure to meet the respective financial requirements for continued listing. The Common Stock currently trades on the OTC Bulletin Board under the symbol XENO.OB.

     Reported bid prices for the Common Stock on the NASDAQ SmallCap Market prior to the delisting and prices of actual trades on the OTC Bulletin Board subsequent to the delisting are summarized below. The NASDAQ and OTC bid prices reflect interdealer quotations, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

             Quarter Ended:                            High           Low
             --------------                            ----           ---
           September 30, 1997                          3.75           2.50
           December 31, 1997                           2.88           1.00
           March 31, 1998                              1.81           0.16
           June 30, 1998                               1.02           0.25
           September 30, 1998                          0.47           0.13
           December 31, 1998                           0.38           0.03
           March 31, 1999                              0.34           0.06
           June 30, 1999                               0.45           0.20


     As of September 28, 1999 there were 104 holders of record of Common Stock.

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

       Item 6. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

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

Overview

     The Company's customers include companies in the chemical, pharmaceutical, biotechnology, consumer products, environmental industries and governmental agencies that have a need to test and assess the potential safety of chemical compounds used in their products. The Company's proprietary gene profiles may provide valuable information that can be used in assessing relative risk. In the pharmaceutical industry, the Company believes its technology can help companies evaluate and optimize the growing number of drug leads emerging from genetic sequencing, combinatorial chemistry and high throughput screening. The Company believes that its technology can aid the chemical industry in a similar fashion. The Company believes that its focus on these markets will enable it to expand its business through collaborative arrangements with potential customers and strategic alliances with business partners.

     The Company focussed a significant portion of its previous effort and resources developing and marketing its intellectual property and its products and services to companies for testing, evaluation and optimization of their lead compounds. The timing and amount of revenues from sales of products and services to the drug discovery and development and chemical markets cannot be predicted with certainty. Similarly, the Company's ability to enter into license agreements and meaningful collaborative arrangements with customers or other potential collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

     While the Company is in discussions with potential licensing partners, the Company continues to pursue broad business collaborations with parties whose current or future business activities may be complementary to those of the Company. During the fiscal year ended June 30, 1999, Xenometrix recognized $2,730,000 of revenue from option and license agreements related to the Company's intellectual property, representing approximately a 114% increase in licensing revenue from $1,275,000 in 1998.

     In order to conserve resources, the Company restructured its operations in February 1999, to four full time employees. As of September 28, 1999 the Company's has three full time employees and five independent consultants, some of who were Xenometrix employees, that contribute to the operations on a fee for service basis. Of these, three are engaged in client research, scientific and technical activities, and the remainder in business development, licensing, finance and general administration.

     At June 30, 1999, Xenometrix had an accumulated deficit of $16,149,000 that is approximately $549,000 less than $16,698,000 at June 30, 1998. The Company has significant future cash expenditure requirements related to the accumulated accounts payable and to the further development and maintenance of its intellectual property, research, product development and manufacturing operations.

     At September 28, 1999, the Company had cash of approximately $90,000. The Company estimates that this cash together with projected collections on licensing revenues and accounts receivable from customers will be sufficient to meet its operating needs approximately through December 31, 1999.

     In order to fund its operations, the Company has borrowed $1,500,000 from June 1997 to January 1998 under a short-term bridge financing line of credit. The Company repaid the Notes in September 1999 and the Note holders no longer secure its assets.

Results of Operations

     Comparison of the Fiscal Years Ended June 30, 1999 and June 30, 1998
     --------------------------------------------------------------------

     Revenue. For the fiscal year ended June 30, 1999, revenue increased 66% to $3,137,000 from $1,886,000 reported in the prior year. Approximately 87% of the revenue for fiscal year 1999 was attributed to revenue from up-front licensing fees and option payments relating to the Company's recently issued patents in the United States and Europe. Sales of products and services from the Company's Client Research Laboratory declined 33% to $407,000 from $611,000 reported in the prior year, primarily due to a decline in the demand for kits and laboratory service work. This decline in gross sales of kits and services is due to the Company's focus on its licensing strategy and a decrease in the pricing of kits and services as a strategy to increase the volume of sales.

     Gross Profit. For the fiscal year ended June 30, 1999, gross profit increased to $2,128,000 from $1,259,000 reported in the prior year. The 69% increase in gross profit was due to the large portion of total revenue from licensing fees and option payments. The cost of licensing revenue was $449,000 representing mostly royalties paid to ownership interests in the Company's intellectual property under existing exclusive license agreements. Gross profit margins on revenue from sales of products and services were approximately -38% in the current fiscal year, compared to approximately 14% from the prior year, primarily due to declining kit sales and laboratory service work while fixed costs in manufacturing and service work remained approximately the same. The 38% decline in kits sales was due partly to a decision in 1998 to stop shipping the Company's mammalian Gene Profiling Assays. The cost of services increased 19% over the prior year in spite of a decline of 28% in revenue generated from service work, while the costs of kits decreased only 7% when the revenue declined by 38%. The increase in the total costs of products and services of 7% from the prior year was due to a higher cost of personnel in the allocation of a proportion of the costs of highly specialized Research and Development personnel to manufacturing and quality control.

     Research and Development Expenses (R&D). R&D expenses for the fiscal year ended June 30, 1999 decreased 76% to $276,000 from $1,150,000 reported in the prior year. This decrease was primarily attributable to the restructuring of the Company that resulted in downsizing R&D operations and a portion of R&D personnel efforts were moved to manufacturing and quality control responsibilities.

     Selling, General and Administrative Expenses (SG&A). For the fiscal year ended June 30, 1999, SG&A expenses were $1,061,000, down 42% from $1,833,000 in the prior year. This decrease was attributable primarily to the loss of four out of five officers of the Company, including the resignation of the Chief Executive Officer, and the elimination of the Vice President of Business Development in the restructuring of February 1999, the resignation of Chief Financial Officer in the third quarter of the this fiscal year and the resignation of the Vice President of Legal Affairs in the fourth quarter of the prior fiscal year. Other reductions resulted from a re-negotiation of some general and administrative contracts in the third and fourth quarter of this fiscal year.

     Interest Income (Expense), Net. During the fiscal year ended June 30, 1999, the Company incurred net interest expense of $242,000 compared to $641,000 down 62% from the prior fiscal year. The net interest expense incurred in the current fiscal year was due primarily to interest accrued on the $1,500,000 Notes at the stated interest rate. In the prior fiscal year, the Company's net interest expense accrued was greater because the principal amount was higher. The amortization of the values attributable to the initial issuance and subsequent repricing of the Warrants issued in conjunction with the Notes and the amortization of deferred financing costs associated with bridge financing line of credit was attributed the higher interest expense in the prior year.

     Net Income. For the fiscal year ended June 30, 1999, the net income was $549,000 or $0.17 per share fully diluted compared to a net loss of $2,365,000 or $0.80 per share, reported for prior year.

     Comparison of the Fiscal Years Ended June 30, 1998 and June 30, 1997
     --------------------------------------------------------------------

     Revenue. For the fiscal year ended June 30, 1998, revenue increased 147% to $1,886,000 from $764,000 reported in the prior year. The increase was attributable to revenue from up-front licensing fees and option payments relating to Company's gene expression profiling patents issued in 1998 in the United States and in Europe. Sales of products and service revenue from the

Company's client research laboratory declined 20% to $611,000 in the fiscal year, 1998 from $764,000 reported in the 1997 fiscal year, primarily due to a decline in the demand for laboratory service work.

     Gross Profit. For the fiscal year ended June 30, 1998, gross profit increased to $1,259,000 from $79,000 reported in the 1997 fiscal year. The increase in gross profit was due to the large portion of total revenue from licensing fees and option payments. The cost of licensing revenue was $104,000, representing royalties due to Harvard University under the Company's existing licensing agreement. Gross profit margins on revenue from sales of products and services were up approximately 1% in the 1998 fiscal year, primarily due to the reductions in manufacturing personnel and other cost reduction initiatives implemented during the year.

     Research and Development Expenses (R&D). R&D expenses for the fiscal year ended June 30, 1998 increased 8% to $1,150,000 from $1,067,000 reported in the prior year. This increase was primarily attributable to higher personnel costs in the R&D department, as well as increased research and product development work performed by personnel in other departments. In the 1997 fiscal year, R&D personnel performed contract research work for a customer on a fee for service basis, and the costs associated with this work were allocated to cost of sales.

     Selling, General and Administrative Expenses (SG&A). For the fiscal year ended June 30, 1998, SG&A expenses were $1,833,000, down 40% from $3,058,000 in the prior year. This decrease was primarily attributable to the elimination of the field sales and marketing functions in the fourth quarter of the 1997 fiscal year, lower finance, accounting and administrative costs resulting from personnel reductions in the 1998 fiscal year and lower Board of Directors costs associated with reducing the size of the Board and replacing cash compensation to Board members with increased stock option grants.

     Interest Income (Expense), Net. During the fiscal year ended June 30, 1998, the Company incurred net interest expense of $641,000 compared to net interest income of $112,000 in the 1997 fiscal year. The net interest expense incurred in the current fiscal year includes interest accrued on the $1,500,000 Notes at the stated interest rate, the amortization of the values attributable to the initial issuance and subsequent repricing of the warrants issued in conjunction with the Notes and the amortization of deferred financing costs associated with bridge financing line of credit. In the 1997 fiscal year, the Company's net interest income resulted primarily from the investment of excess cash balances, partially offset by interest expense incurred on the first borrowings under the bridge financing line of credit.

     Net Loss. For the fiscal year ended June 30, 1998, the net loss decreased to $2,365,000 or $0.80 per share from the net loss of $2,842,000 or $0.97 per share, reported for the 1997 fiscal year. During the 1997 fiscal year, the Company recognized a one-time gain of $1,028,000 from the early termination of an operating lease.

Liquidity and Capital Resources

     At June 30, 1999 the Company's cash and cash equivalents were $137,000 compared to $341,000 at June 30, 1998. During the current year $1,244,000 was provided by the Company's operations, and $190,000 was invested in patents. The cost of the Company's operations was provided for by revenues generated by its licensing activities.

     At June 30, 1999, Xenometrix had an accumulated deficit of $16,149,000 that is approximately $549,000 less than the $16,698,000 at June 30, 1998. The Company has significant future cash expenditure requirements related to the accumulated accounts payable and to the further development of its research, product development and maintenance of its manufacturing operations and intellectual property. The Company's future capital requirements may be substantial and will depend on many factors. These may include the pace of growth, if any, in sales and services, progress of Xenometrix's research and development programs, the cost of obtaining access to new technology, the cost involved in filing, prosecuting and enforcing patent claims, payments received under prospective collaborative agreements, agreements for and changes in collaborative research relationships, the cost associated with commercialization of its products, the cost and availability of third party financing for capital expenditures, and legal and administrative expense.

     Between June 20, 1997 and January 12, 1998, Xenometrix issued Notes in the total amount of $1,500,000 to serve as bridge financing and were collateralized by a security interest in all of the assets of the Company. The Company has repaid the Notes in full and the Note holders no longer secure its assets. In connection with the issuance of these Notes, Xenometrix issued warrants to purchase 499,995 shares of common stock. The Note holders agreed that in the event that the Company is acquired by a third party at a price per share that is greater than the exercise price of the Warrants ($0.125), to exercise their Warrants at the closing of such acquisition to purchase for shares in exchange for either cash or freely tradable common stock of the acquiring company in an aggregate amount equal to the difference between the acquisition price per share and the exercise price per share of the warrants, multiplied by the total number of Warrants held by the Note holders. The outcome of this matter cannot be predicted at this time.

Impact of Year 2000 Issues

     The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs or any of the Company's suppliers or vendors that have date sensitive software may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

     The Company has evaluated the proprietary software used to facilitate performing, analyzing and interpreting the results of its assays, and the proprietary software used in conjunction with its Bioinformatics database, and found them to appropriately address the date issues associated with the year 2000. The Company believes that all dates in its proprietary software are stored with either a minimum of four digits for the year or as a text string, thereby preventing inappropriate sequencing of date sensitive information. While the Company believes that its proprietary software will not produce any material problems, erroneous calculations or degradation of performance as a result of Year 2000 issues, users are advised that the Company's software must be run on Year 2000 compliant platforms.

     The Company has verified that most of its major suppliers, service providers and financial institutions are year 2000 compliant, however there can be no assurance that the systems and networks of its key suppliers and customers will not be affected by Year 2000 issues, which could have an adverse effect on the Company's business, operating results and financial condition. The Company believes, based upon the evaluations performed upon its proprietary software and the claims of Year 2000 compliance made by the providers of non-proprietary software used by the Company, that the impact of Year 2000 will not be material. However, to the extent the Company or third parties upon which it relies do not timely achieve Year 2000 readiness, the Company's results of operations may be adversely affected.

Risk Factors

     The following risk factors should be read in conjunction with information appearing elsewhere in this Report.

     Limited Operating History; History of Operating Losses; Uncertainty of Future Profitability; Going Concern Qualification. The Company has a limited operating history and is in the early stage of commercializing its products. As of June 30, 1999, Xenometrix had incurred cumulative net losses of approximately $16,149,000. Losses to date have resulted principally from research, product and intellectual property development, and administrative and selling expense. The Company's ability to achieve and maintain profitability depends in part on its ability to license its intellectual property and to market, sell and support its products and services successfully. There can be no assurance that the Company's licensing efforts will continue to generate revenue for the Company. There can also be no assurance when, or if, any of the Company's current or future products will be commercially successful or that the Company will continue to operate profitably in the future.

     Future Capital Needs; Inability to Access Capital Markets; Delisting of the Company's Securities. The Company estimates that its cash resources at September 28, 1999 will be sufficient to fund anticipated operating expenses and working capital requirements though December 31, 1999. The Company is evaluating its strategic alternatives and has indicated a willingness to entertain offers for the purchase of the Company. There can be no assurance that a sale of the business or other strategic transaction that would raise additional capital for the Company will be consummated. The Company's future capital requirements will depend on many factors, including its ability to generate revenues through the licensing of its intellectual property, its ability to market its products successfully, the cost of manufacturing activities, the size of its research and development programs, the length of time required to collect accounts receivable, competing technological and market developments, costs associated with and the timing relating to the implementation of the Company's business strategy. Changes in the Company's business or business plan could affect the Company's capital requirements. The Company's ability to satisfy future capital needs will depend on conditions in the securities markets generally and in the market for the securities of small capitalization biotechnology companies in particular. The Company's securities were delisted from the NASDAQ SmallCap Market in January 1998, and the Company's securities now trade on the NASDAQ OTC Bulletin Board. When the delisting occurred, the average daily trading volume in the Company's common stock and warrants declined sharply, resulting in a lack of liquidity in the market for the Company's securities. There can be no assurance that the Company will be able to qualify in the future to have its shares relisted on the NASDAQ SmallCap Market, or any other recognized exchange. There can also be no assurance that the Company will be able to raise any additional funds required to conduct its operations, that any such funds will be available on terms acceptable to the Company or that existing stockholders will not suffer substantial dilution as a result of subsequent financings.

     Uncertainties Regarding Patents and Proprietary Rights. The Company believes that patents and other proprietary rights are important to the development of its business. During the past year, the Company's efforts to license its intellectual property have generated the majority of the Company's revenues. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company's core technology relates to eukaryotic and bacterial gene profiling assays and genotoxicity assays. This technology is comprised of multiple patents and patent applications, some of which are owned directly by Xenometrix and others exclusively licensed from Harvard University, the University of California at Berkeley and other entities. The exclusive license agreements cover five U.S. and foreign equivalents that have been issued and certain additional patent applications. In general, these license agreements (i) provide for the payment of royalties on net sales of products covered by the licensed technology, (ii) provide for the payment of royalties on sublicense revenues received by Xenometrix (iii) provide for certain minimum royalties, and
(iv) terminate upon the expiration of the last to expire patent included in the license. If the Company fails to meet its obligations under any such agreement, including payment of royalties or minimum royalties, such agreements may be terminated by the licensors.

     The Company is in disagreement with Harvard on a section of the Company's license agreement from Harvard and filed a Demand for Arbitration with American Arbitration Association in December 1998. Arbitration proceedings were suspended in April 1999 by mutual agreement between the Company and Harvard University in favor of negotiating the differences directly. The parties are negotiating in good faith and expect to settle any differences although either party has the right to resume binding arbitration at any time. The nature and the date of the settlement is unpredictable at this time.

     The Company has obtained an exclusive worldwide license to one issued U.S. patent, several issued foreign equivalents and several patent applications that relate to methods and kits for generating gene profiles by exposing eukaryotic cells (including human, animal and yeast cells) to compounds and then determining levels of expression of multiple genes in the cells.

     The Company has obtained an exclusive worldwide license to two issued U.S. patents, several issued foreign equivalents and several patent applications that relate to methods and kits for generating gene profiles using bacterial promoters fused to reporter genes.

     The Company has also obtained a worldwide exclusive license to one issued U.S. patent, several issued foreign equivalents and several patent applications for a microbiological system for the detection and identification of mutagens. This technology is a modification and improvement over the widely accepted Ames assay.

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

     The Company is aware that patents may have issued or may issue on certain targets and gene endpoints and related technology or their use in screening assays that could prevent the Company and its collaborators from developing screening assays using such targets or endpoints, or relate to certain other aspects of technology utilized or expected to be utilized by the Company.

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

     Dependence upon Emerging Market; No Assurance of Market Acceptance. The Company believes that it is likely that any significant increases in sales of products and services in future periods will be derived from sales to the drug discovery and development market. The market for identifying and optimizing lead drug compounds is new and evolving and there are many uncertainties associated with the Company's entry into this new market, including lack of industry acceptance, increasing competition, advances in technology and changes in laws, regulations and industry practices. The backlog of compounds awaiting secondary screening and optimization is a relatively recent phenomenon, resulting from the use by drug researchers of new technologies (such as gene sequencing, combinatorial chemistry and high throughput screening) to create large numbers of potential lead drug compounds. The Company's future financial performance, therefore, will be highly dependent upon the development and growth of this market and the methods that drug researchers adopt or develop to identify and optimize lead compounds

     In order for Xenometrix to achieve broad market acceptance of its products in drug lead identification and optimization applications, the Company must demonstrate to drug researchers that its assays are useful and cost-effective supplements to existing drug discovery and development technology and techniques. There can be no assurance that the Company's existing or future products will be accepted commercially by drug researchers. The Company's targeted customer base may not change its current testing methods, may choose to adopt methods marketed by competitors of the Company or may refuse to make the investment necessary to purchase the Company's products. If market acceptance of the Company's products does not develop, the Company's prospects and its results of operations may be materially adversely affected. There can be no assurance that the Company's products and services can be successfully adapted to meet the needs of this new market, that these products and services will be received positively by clients in this new market segment or that the Company will be able to generate sufficient revenue from sales in this new market segment to maintain profitability.

     Dependence upon Collaborative Arrangement. One of the Company's strategies to penetrate the chemical and drug discovery and development market is to enter into various collaborative and licensing arrangements with chemical, pharmaceutical, drug discovery and biotechnology companies. The Company recently reorganized its marketing department in order to focus on identifying and cultivating corporate partnering relationships. These arrangements may be necessary in order to obtain additional gene lines or gain access to additional technologies so that the Company's products and services can be adapted to the needs of the chemical and drug discovery and development market; to establish joint marketing relationships with other firms whose technology can be used in chemical manufacturing or drug discovery and development; to obtain access to additional lead compounds so that the Company's Bioinformatics database can be built and expanded, or to establish the utility of the Company's technology in the drug discovery and development process.

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

     Competition. Competition in the drug discovery and development sector of the biotechnology industry is intense. The Company believes that its assays may be used throughout the secondary screening and lead optimization portions of the drug discovery process. The Company, therefore, faces competition from firms which are pursuing the same or similar technologies as those which constitute the Company's technology platform, as well as from all other technologies or processes that are or can be used by drug developers to develop "hits" into lead compounds or to optimize lead compounds into drug development candidates. The Company faces competition both from other firms which, like Xenometrix, are developing drug discovery tools and services and from drug researchers using their own proprietary drug discovery methods in house. As a result, the Company faces competition from large pharmaceutical companies, biotechnology companies, academic and research institutions and government agencies.

     The Company's technology platform principally consists of using genetically engineered cell based assays to measure gene activity. The Company also is working to develop high throughput screening capabilities for its assays. A number of pharmaceutical and biotechnology companies are active in the areas of gene expression assays and high throughput screening. Such competitors include Aurora Biosciences Corporation, Digital Gene Technology, Inc., Gene Logic, Inc., Cerep, S.A., Perkin-Elmer Corporation, Phase-1 Molecular Toxicology, Inc. and OSIP. There may also be several private companies, which are pursuing drug discovery using gene transcription methods, which could be considered competitors of the Company. In addition, the Company faces competition from traditional methods used by drug researchers to identify and optimize lead compounds, such as receptor binding assays, other in vitro assays and animal testing.

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

     As a result of drug discovery industry characteristics, many companies that could be customers or collaborators of Xenometrix may also be actual or potential competitors, either alone or in combination with other firms. Many of Xenometrix's actual or potential competitors have been addressing the drug discovery market for a longer period of time than the Company, have already established corporate partnering relationships and have significantly greater financial and other resources than those available to the Company. There can be no assurance that the Company will be able to develop products, which are competitive with those offered by existing or future competitors.

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

     Dependence upon Key Personnel. The Company depends on the services of certain key personnel, particularly those of Dr. Pauline Gee, its President and Chief Scientific Officer, B. John Schneider, Director of Client Research and Operations, and Jill Yates, Office Manager. The Company does not maintain key man insurance policies on the lives of its executives. Currently, the Company has an employment agreement with Dr. Gee that expires on December 17, 1999. Xenometrix believes that the loss of the services of any of these key employees could have a material adverse effect on the Company.

     Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the loss of any such qualified employees, or an inability to attract, retain and motivate any additional highly skilled employees necessary for the maintenance and expansion of the Company's activities, could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its existing personnel or to attract additional qualified employees.

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

     Anti-Takeover Effects of Certain Provisions of Certificate of Incorporation and By-laws The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 5,000,000 shares of Preferred Stock, par value $.001 per share. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the stockholders, and may include voting rights (including the right to vote as a class or series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. The issuance of any Preferred Stock could materially adversely affect the rights of holders of Common Stock and, therefore, could reduce the value of the Common Stock. In addition, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party, and thereby preserving control of the Company by present stockholders. The issuance of Preferred Stock may, in some circumstances, deter or discourage takeover attempts and other changes in control of the Company, including takeovers and changes in control which some holders of the Common Stock may deem to be in their best interests and in the best interests of the Company, by making it more difficult for a person who has gained a substantial equity interest in the Company to obtain voting control or to exercise control, thereby effectively preserving control of the Company for the current controlling stockholders.

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

                          Item 7. Financial Statements

     The financial statements begin on page F1.

                     Item 8. Change in Certifying Accountant

     In June 1999, the Company filed a Form 8-K report to the Securities and Exchange Commission to change its independent accountants. PricewaterhouseCoopers, LLP ("PWC") reported on the Company's financial statements in the past two fiscal years and contained no adverse opinion or disclaimer of opinion. There were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company's Audit Committee approved the decision to change from PWC to Gordon, Hughes and Banks, LLP as its new independent accountants.


                                    Part III

                               Items 9 through 12

     The information contained in the Xenometrix Proxy Statement for the annual meeting of stockholders, under the headings, "Election of Directors", "Executive Officers", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management", "Certain Relationships and Related Transactions" and "Principal Stockholders" is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after June 30, 1999.

                                     Part IV

                    Item 13. Exhibits and Reports of Form 8-K

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
                     between the Regents of the University of California and the Registrant.

     Exhibit
      Number        Description of Document
      ------        -----------------------

      10.17+**      License Agreement, effective January 18, 1992, between the
                     President and Fellows of Harvard College and the
                     Registrant.
      10.18+**      License Agreement, dated May 27, 1992, among GeneBioMed,
                     Inc., Robert Schiestl and Venmark Ltd.
      10.19+        Lease Agreement, dated January 8, 1993, between Wilderness
                     Place, Ltd. and the Registrant.
      10.20+        Exchange Agreement, dated as of January 31, 1993, between
                     D.H. Blair Holdings, Inc. and the Registrant.
      10.21+        Amendment to Preferred Stock Purchase Agreement, dated as of
                     May 6, 1994, among the Registrant and the purchasers of Shares of its 5% Cumulative Convertible Series B Preferred Stock.
      10.22*        License Agreement dated January 1, 1996 between Stanford
                     University and the Registrant.
      10.23**       License Agreement dated June 4, 1996 between The Wistar
                     Institute and the Registrant.
      10.24***      Lease dated July 1, 1996 between Flatirons Cottonwood, Inc.
                     and the Registrant.
      10.25***      Lease Termination Agreement effective July 1996 between
                     Wilderness Place, Ltd. and the Registrant.
      10.26***      Lease Takeover Agreement effective July 1996 between NexStar
                     Pharmaceuticals, Inc. and the Registrant.
      10.33++       Amendment dated January 16, 1998 to the Employment Agreement dated October 5, 1995, between the Company and Pauline Gee
      10.39**       License Agreement dated April 17, 1998 between Aurora
                     Biosciences Corporation and the Registrant.
      10.41**       License Agreement dated June 5, 1998 between Cerep S.A. and the Registrant.
      10.43**       License Agreement dated July 27, 1998 between Phase-1
                     Molecular Toxicology, Inc. and the Registrant.
      10.44         Employment Agreement, dated as of December 17, 1998, between the Registrant and Pauline Gee.
      23.1          Consent of PricewaterhouseCoopers LLP.
      27.1          Summary Financial Information Schedule.

----------

+ Incorporated herein by reference from Xenometrix's Form SB-2 Registration Statement, Registration No. 33-96636-D, dated October 17, 1995.

** Xenometrix has been granted or is applying for confidential treatment with respect to portions of these exhibits.

*** Incorporated herein by reference from Xenometrix's Form 10-KSB for the fiscal year ended June 30, 1996.

(b)  Reports on Form 8-K

     On February 10, 1999, Registrant filed a Form 8-K reporting the Company's execution of eight license agreements, a corporate restructuring to four employees and changes in the Company's management and Board of Directors. Mr. Stephen J. Sullivan resigned as President and CEO and was elected non-executive Chairman of the Board, and Dr. Pauline Gee was appointed President and Chief Scientific Officer, the sole officer of the Company.

     On June 30, 1998, Registrant filed a Form 8-K reporting that it had changed independent accountants, from PricewaterhouseCoopers, LLP to Gordon, Hughes and Banks, LLP.

Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of September, 1999.

                                             XENOMETRIX, INC.


                                             By: /s/ Pauline Gee
                                             -------------------
September 30, 1999                           Pauline Gee
                                             President, Chief Scientific Officer




Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Pauline Gee, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the Exchange Act, this Report has been signed on behalf of Xenometrix and in the capacities indicated.

Signature                           Title                     Date
---------                           -----                     ----

/s/ Stephen J. Sullivan             Chairman, Corporate       September 30, 1999
-----------------------             Secretary, Director
Stephen J. Sullivan


/s/ Walter M. Lovenberg             Director                  September 30, 1999
-----------------------
Walter M. Lovenberg, Ph.D.


/s/ John K. A. Prendergast          Director                  September 30, 1999
--------------------------
John K. A. Prendergast, Ph.D.


/s/ Randal P. Schumacher            Director                  September 30, 1999
------------------------
Randal P. Schumacher

                                Xenometrix, Inc.

                          Index To Financial Statements




Report of Independent Accountants for Year Ended June 30, 1998.............. F-1

Report of Independent Accountants for Year Ended June 30, 1999.............. F-2

Balance Sheet as of June 30, 1999 and 1998.................................. F-3

Statement of Operations for the Years Ended June 30, 1999 and 1998.......... F-4

Statement of Changes in Stockholders' Equity for the Years Ended
 June 30, 1999 and 1998..................................................... F-5

Statement of Cash Flows for the Years Ended June 30, 1999 and 1998.......... F-6

Notes to Financial Statements............................................... F-7

                        Report of Independent Accountants




To the Board of Directors and
 Stockholders of Xenometrix, Inc.


In our opinion, the balance sheet and the related statements of operations, of cash flows and of changes in stockholders' equity as of and for the year ended June 30, 1998, present fairly, in all material respects, the financial position, results of operations and cash flows of Xenometrix, Inc. (the "Company") as of and for the year ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Xenometrix, Inc. for any period subsequent to June 30, 1998.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $16,698,000 at June 30, 1998 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Broomfield, Colorado
September 1, 1998

               Report of Independent Certified Public Accountants





Board of Directors and Stockholders
Xenometrix, Inc.
Boulder, Colorado


We have audited the accompanying balance sheet of Xenometrix, Inc. as of June 30, 1999 and the related statements of operations, stockholders' and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xenometrix, Inc. as of June 30, 1999 and the results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses in prior years from operations, has material liabilities and has an accumulated deficit of $16,149,000, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Gordon, Hughes & Banks, LLP
------------------------------
Gordon, Hughes & Banks, LLP


August 31, 1999
Englewood, Colorado



                                     Xenometrix, Inc.
                                       Balance Sheet

                                          Assets

                                                                          June 30,
                                                               ----------------------------
                                                                    1999           1998
                                                                    ----           ----
 Cash and cash equivalents                                     $    137,000    $    341,000
 Accounts receivable, net of allowance for doubtful accounts
      of $5,000 and $10,000 in 1999 and 1998, respectively           80,000         115,000
 Inventory, net                                                      46,000          55,000
 Prepaid insurance                                                   83,000         181,000
 Other current assets                                                50,000          52,000
                                                               ------------    ------------

      Total current assets                                          396,000         744,000
 Property and equipment, net                                        453,000         654,000
 Patents, net of accumulated amortization of $584,000 and
      $427,000 in 1999 and 1998, respectively                       373,000         340,000
                                                               ------------    ------------
                                                               $  1,222,000    $  1,738,000
                                                               ============    ============

                      Liabilities and Stockholders' Equity (Deficit)


Accounts payable                                              $    361,000    $    356,000
Accrued salaries and wages                                         143,000         163,000
Other accrued liabilities                                          529,000         426,000
Senior promissory notes, net of discount of $105,000
     in 1998                                                       242,000       1,395,000
                                                              ------------    ------------
     Total current liabilities                                   1,275,000       2,340,000
                                                              ------------    ------------

Commitments and contingencies (Note 4)

Stockholders' Equity (Deficit):
Preferred stock -- $0.001 par value; 5,000,000 shares
     authorized, no shares issued and outstanding
     at June 30, 1999 and 1998                                        --              --
Common stock -- $0.001 par value; 20,000,000 shares
     authorized, 2,950,000 and 2,948,000 shares issued and
     outstanding at June 30, 1999 and 1998, respectively             3,000           3,000
Additional paid-in capital                                      16,093,000      16,093,000
Accumulated deficit                                            (16,149,000)    (16,698,000)
                                                              ------------    ------------
     Total stockholders' equity (deficit)                          (53,000)       (602,000)
                                                              ------------    ------------
                                                              $  1,222,000    $  1,738,000
                                                              ============    ============


        The accompanying notes are an integral part of these financial statements.

                                           F-3

                                Xenometrix, Inc.
                             Statement of Operations


                                                         Year Ended June 30,
                                                     --------------------------
                                                         1999           1998
                                                         ----           ----

Revenue:
      Products and services                          $   407,000    $   611,000
      Licensing revenue                                2,730,000      1,275,000
                                                     -----------    -----------
      Total revenue                                    3,137,000      1,886,000
Cost of revenue:
      Cost of products and services                      560,000        523,000
      Cost of licensing revenue                          449,000        104,000
                                                     -----------    -----------
      Total cost of revenue                            1,009,000        627,000
                                                     -----------    -----------
        Gross profit                                   2,128,000      1,259,000
                                                     -----------    -----------
Research and development                                 276,000      1,150,000
Selling, general and administrative                    1,061,000      1,833,000
                                                     -----------    -----------
      Total operating expense                          1,337,000      2,983,000
                                                     -----------    -----------
Operating income (loss)                                  791,000     (1,724,000)

      Interest income (expense), net                    (242,000)      (641,000)
                                                     -----------    -----------

        Net income (loss)                            $   549,000    $(2,365,000)
                                                     ===========    ===========

Income (loss) per common share - basic               $      0.19    $     (0.80)
                                                     ===========    ===========

Income (loss) per common share - diluted             $      0.17    $     (0.80)
                                                     ===========    ===========

Weighted average shares outstanding - basic            2,948,000      2,948,000
                                                     ===========    ===========

Weighted average shares outstanding - diluted          3,158,000      2,948,000
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                                       Xenometrix, Inc.
                                     Statement of Changes in Stockholders' Equity (Deficit)



                                                                      Convertible        Additonal
                                             Common Stock           Preferred Stock       Paid in      Accumulated
                                         Shares         Amount      Shares   Amount       Capital        Deficit          Total
                                         ------         ------      ------   ------       -------        -------          -----
Balance at June 30, 1997                 2,945,000    $    3,000      --     $  --     $ 15,795,000   $(14,333,000)   $  1,465,000

Stock options exercised                      3,000                                            1,000                          1,000
Value allocated to warrants issued
  with senior promissory notes                                                              187,000                        187,000
Revaluation of warrants upon change
    in exercise price                                                                       110,000                        110,000
Net loss                                                                                                (2,365,000)     (2,365,000)
                                      ------------    ----------    ------   -------   ------------   ------------    ------------
Balance at June 30, 1998                 2,948,000         3,000      --        --       16,093,000    (16,698,000)       (602,000)

Stock options exercised                      2,000                                                                            --
Net income                                                                                                 549,000         549,000
                                      ------------    ----------    ------   -------   ------------   ------------    ------------
Balance at June 30, 1999                 2,950,000    $    3,000      --     $  --     $ 16,093,000   $(16,149,000)   $    (53,000)
                                      ============    ==========    ======   =======   ============   ============    ============



                           The accompanying notes are an integral part of these financial statements.

                                                              F-5

                                  Xenometrix, Inc.
                               Statement of Cash Flows

                                                              Year Ended June 30,
                                                          --------------------------
                                                              1999           1998
                                                              ----           ----
Cash flows from operating activities:
Net income (loss)                                         $   549,000    $(2,365,000)

Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
     Depreciation and amortization                            358,000        349,000
     Amortization of note discount                            105,000        417,000
     Provision for inventory obsolesence                         --            5,000
     Provision for doubtful accounts                           (5,000)       (25,000)
     Net book value of retired assets                            --            1,000
     Changes in assets and liabilities:
         Accounts receivable                                   40,000        133,000
         Receivable from termination of operating lease          --          115,000
         Inventory                                              9,000         41,000
         Prepaid insurance                                     98,000        (65,000)
         Other current assets                                   1,000         43,000
         Accounts payable and accrued liabilities              89,000        234,000
                                                          -----------    -----------
     Net cash provided (used) by operating activities       1,244,000     (1,117,000)
                                                          -----------    -----------

Cash flows from investing activities:
     Capital expenditures                                        --          (17,000)
     Patent acquisition cost                                 (190,000)      (129,000)
                                                          -----------    -----------
     Net cash used in investing activities                   (190,000)      (146,000)
                                                          -----------    -----------

Cash flows from financing activities:
     Net proceeds from senior promissory notes             (1,258,000)     1,000,000
     Net proceeds from issuance of common stock                  --            1,000
                                                          -----------    -----------
     Net cash used (provided) by financing activities      (1,258,000)     1,001,000
                                                          -----------    -----------

Net change in cash                                           (204,000)      (262,000)
Cash and cash equivalents at beginning of year                341,000        603,000
                                                          -----------    -----------
Cash and cash equivalents at end of year                  $   137,000    $   341,000
                                                          ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid                                        $   291,000    $    76,000
                                                          ===========    ===========


     The accompanying notes are an integral part of these financial statements.

                                      F-6

                                XENOMETRIX, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

     Xenometrix, Inc. ("Xenometrix" or the "Company"), a Delaware corporation, is a biotechnology company with proprietary technology designed to characterize the cells' response to pharmaceutical compounds and other chemicals. The Company's gene response profiling systems improve the effectiveness of drug discovery and development for the pharmaceutical industry and the manufacture of chemicals used in the production of many commodities. Xenometrix genetically engineers living cells with gene promoters that enable researchers to quantify the level of gene expression when the cells are exposed to chemicals and other agents like ultraviolet light. This proprietary platform technology can be used by chemical, pharmaceutical, and biotechnology companies to optimize their products. Xenometrix offers this technology in the form of molecular information assays that are used by customers in their facilities. The Company's Client Research Laboratory provides a testing and evaluation service to clients who do not wish to perform the evaluation of their compounds in their own facilities. The Company offers reasonable worldwide non-exclusive licenses to companies that engage in gene expression profiling of chemicals. Xenometrix was incorporated on July 24, 1991.

Financial Condition

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. At June 30, 1999, Xenometrix had an accumulated deficit of $16,149,000, which is approximately $549,000 less than the $16,698,000 deficit at June 30, 1998. Subsequent to June 30, 1999, the Company has repaid the Senior Promissory Notes (the "Notes"), as described more fully in
Note 4. At June 30, 1999, the Company had cash equivalents of $137,000. The Company has significant future cash expenditure requirements related to the accumulated accounts payable. Management believes that the cash equivalents on hand and the cash to be provided from accounts receivable and licensing agreements will be sufficient to meet those requirements through December 1999. The Company's future capital requirements will depend on many factors, including the pace of growth, if any, in sales and services, progress of Xenometrix's research and development programs, the cost of obtaining access to new technology, the cost involved in filing, prosecuting and enforcing patent claims, payments received under prospective collaborative agreements, agreements for and changes in collaborative research relationships, the cost associated with commercialization of its products, the cost and availability of third party financing for capital expenditures, and legal and administrative expense. While Management believes that actions presently taken to revise the Company's operating and financial requirements might provide the opportunity for the Company to continue as a going concern, the Company continues to explore strategic alternatives and opportunities to continue to develop its competitive position in pharmacogenomics.

Revenue Recognition

     Revenue from product sales is recognized upon shipment. Revenue from contract laboratory services and product development is recognized as such services are performed and a study report is shipped. Revenue from the up-front payments due to the Company under patent licensing agreements is recognized upon receipt of monies at the execution of agreements, provided the Company has no future obligation with respect to such payments and provided the arrangements contain no provisions which would permit offsetting those payments against future royalties or other sums due to the Company.

Financial Instruments and Concentration of Credit Risk

     Credit risk represents the accounting loss that would be recognized if counterparties to financial instruments failed to perform as contracted. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, receivables, prepaid expenses and deposits. The Company maintains its cash at a high quality financial institution. Receivables are from customers and partners in the pharmaceutical industry and have historically demonstrated payment is less than 90 days. Prepaid expenses relate to insurance policies, all of which are in force, and deposits are associated with office and laboratory space and equipment leases currently in use. The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values.

     Xenometrix sells its products and services primarily to companies in the pharmaceutical, biotechnology, chemical, and consumer products industries as well as to governmental agencies, which means receivables are concentrated in these sectors. The market for the products and services sold by Xenometrix is to a limited number of customers. During the year ended June 30, 1999, one customer accounted for 56% of total product and services which is 11% of total revenue. Export sales accounted for 68% of total sales, with 56% in Switzerland, 8% in Belgium and the remaining 3% in several other European and Asian countries. In the year ended June 30,1998, one customer accounted for 19% of total sales. Export sales accounted for 34% of total sales, with 19% in Switzerland, 6% in Belgium and the remaining 9% from several European and Asian countries.

Concentration of Materials Supply

     Certain essential components and raw materials used in the manufacturing of Xenometrix's products are currently provided by single source vendors. Although Xenometrix believes that alternative sources for such components and raw materials are available, an interruption in the supply of sole-sourced materials could have a material adverse effect on Xenometrix's ability to manufacture products until a new source of supply is found and, as a result, could have a material adverse effect on the Company's business.

Licensing Revenue

     During the years ended June 30, 1999 and 1998, the Company entered into several nonexclusive license agreements and option agreements relating to the licensing and the sub-licensing of the Company's patents, licensed patents, and intellectual property. In accordance with the terms of the non-exclusive license agreements, the Company recognized up-front payments received as licensing revenue during the years ended June 30, 1999 and 1998.

Research and Development Cost

     Research and development costs are expensed as incurred.

Net Income (Loss) Per Common Share

     Net income (loss) per common share is computed using the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). SFAS No. 128 establishes standards for computing and presenting EPS and supercedes all prior EPS guidance found in APB Opinion 15.

     Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period.

     Diluted income per share is computed using the treasury stock method, based upon the weighted-average number of common shares, dilutive common stock equivalent shares and the assumed conversion of any dilutive convertible securities outstanding during the period. Because the inclusion of these common stock equivalents and convertible securities would be anti-dilutive for the fiscal year ended June 30, 1998, they are excluded from the Company's calculation of diluted loss per share for that fiscal year.

Stock Options and Warrants

     The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee (directors are treated as employees) must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, " Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method for stock based employee (and director) compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements for SFAS No. 123. Changes in any terms of warrants issued to other than employees and directors are treated as a replacement of the old warrants with new warrants. In accordance with SFAS 123, the Company records the increment in value of the new warrants over the old warrants as additional expense using the fair value based method calculation.

Statement of Cash Flows

     Xenometrix considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents.

Inventory

     Inventory is stated at the lower of cost or market and is computed using the first-in, first-out method. Inventory is comprised of raw materials of $37,000 and work in process of $13,000 at June 30, 1999 and raw materials of $111,000 at June 30, 1998. The Company recorded reserves for inventory obsolescence of $4,000 at June 30, 1999 and $56,000 at June 30, 1998.

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

Reclassifications

     Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

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

Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future benefits such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not. Valuation allowances are provided against assets that are not likely to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that the includes the enactment date.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which is effective for all fiscal years beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statement items. All prior periods must be restated to conform with the provisions of SFAS No. 130. The Company adopted SFAS No. 130 during the quarter ended September 30, 1998, with no material impact on the Company's reported financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company adopted SFAS No. 131 for the 1999 fiscal year, but does not expect the new accounting standard to have a material effect on the Company's reported financial results. The Company previously reported two revenue segments, products and service income and licensing revenues in 1998 and 1999.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and other Post Retirement Benefits" (SFAS No. 132) is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revise employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on the changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required when no longer useful. The Company adopted SFAS No. 132 in fiscal year 1999, with no material impact on its financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for recognizing all derivative instruments including those for hedging Activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of FASB No. 133. SFAS NO. 137 is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the fiscal year 2000 and believes that there will be no impact on its financial statements.

2. Property and Equipment

     Property and equipment is stated at cost and is comprised of the following:

                                                              June 30
                                                     --------------------------
                                                         1999           1998
                                                         ----           ----

Laboratory equipment .............................   $   388,000    $   420,000
Leasehold improvements ...........................       501,000        501,000
Computer equipment and software ..................       158,000        204,000
Office equipment and furniture ...................       208,000        209,000
                                                     -----------    -----------
                                                       1,255,000      1,334,000
Less accumulated depreciation and amortization ...      (802,000)      (680,000)
                                                     -----------    -----------
                                                     $   453,000    $   654,000
                                                     ===========    ===========


Depreciation expense for the years ended June 30, 1999 and 1998 was approximately $201,000 and $223,000, respectively.

3. Commitments and Contingencies

Leasing Arrangements

     Xenometrix leases certain of its equipment and its facilities under non-cancelable operating leases. Future minimum lease payments under such leases at June 30, 1999 are as follows:

Year Ending June 30,
       2000..................................................   $  352,000
       2001..................................................      343,000
       2002..................................................      318,000
       2003..................................................       26,000
Thereafter...................................................         --
                                                                ----------
                                                                $1,039,000
                                                                ==========

Gross rent expense for the years ended June 30, 1999 and 1998 was approximately $344,000 and $313,000, respectively. Gross rent expense for the year ended June 30, 1999 has been reduced by payments of approximately $139,000 made to Xenometrix under a sublease agreement with another biotechnology company.

Royalty Agreements

     During the years ended June 30, 1999 and June 30, 1998, Xenometrix expensed total royalties of $505,000 and $174,000 respectively. Xenometrix is obligated to pay royalties on sales of testing kits or services and on sub-licensing revenues pursuant to various technology licenses. These royalties are paid to universities, not-for-profit research institutes and companies that have royalty-sharing agreements with Xenometrix. Both current and former officers of the Company have royalty-sharing agreements with these universities.

4. Senior Promissory Notes

     Between June 20, 1997 and January 12, 1998, Xenometrix issued Notes in the total amount of $1,500,000 to serve as bridge financing and were collateralized by a security interest in all of the assets of the Company. In connection with the issuance of these Notes, the Xenometrix issued warrants to purchase 499,995 shares of common stock. The Notes were originally due March 25, 1998, but were extended until June 25, 1998, at an interest rate of 18% and was again extended at the original interest rate of 12% until October 25, 1998. In consideration for the extension of the Notes to June 25, 1998, the exercise price of the warrants was reduced to $0.37 per share and the Company agreed to pay 38.5% of all gross licensing revenues received during the extension to the Note holders, as payment against the accrued interest and principal due on the Notes. On October 25, 1998, the exercise price of the warrants was reduced further to $0.125 per share in conjunction with an extension to February 25, 1999. The interest rate on the Notes remained at 12% and the Company agreed to continue paying 38.5% of licensing revenues. In addition to paying 38.5% of licensing revenues, the Company paid $700,000 on March 15, 1999 towards the principal and accrued interest on the Notes for an extension of the maturity date to June 15, 1999 without any further change to the number or the exercise price per share of the Warrants. An extension to September 15, 1999 from June 15, 1999 was granted upon payment of $50,000 on June 15, 1999 and $50,000 on July 15, 1999. Payment of 38.5% of all gross licensing revenues, the exercise price and number of the Warrants remained unchanged from the previous extension.

     In accordance with SFAS 123, the Company has recorded the increment in value of the warrants resulting from the reduction in the exercise price as a discount from debt principal. As of June 30, 1999, all note discount has been amortized. Amortization of expense of note discounts of $105,000 and $417,000 have been recognized for the years ended June 30, 1999 and 1998, respectively.

5. Stock Options and Warrants

Stock Options

     Xenometrix has two stock option plans; an Employee Stock Option Plan ("Employee Plan") and a Non-Employee Directors Stock Option Plan ("Director Plan"). In November 1997, the shareholders authorized increases in the number of stock options that may be granted under the Employee Plan and the Director Plan to 960,000 and 350,000 shares, respectively, of common stock. The stock options are generally granted at an exercise price not less than the fair market value of the common stock on the date of grant as determined by the Board of Directors. Options granted generally vest over thirty-six months and expire ten years after the date of grant.

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

     On April 26, 1999, the Board of Directors authorized the cancellation of 55,000 options from Stephen J. Sullivan's total stock option grants. The Board authorized that Mr. Sullivan's remaining options would continue to vest from the period when Mr. Sullivan was an employee of Xenometrix through to the time when he is no longer Chairman of the Board.

     Stock option transactions are summarized below:

                                         Employee Plan          Director Plan
                                     ---------------------- --------------------
                                                 Weighted             Weighted
                                                  Average              Average
                                                  Exercise             Exercise
                                                   Price                Price
                                                 of Shares            Of Shares
                                       Shares    Under Plan  Shares   Under Plan
                                       ------    ----------  ------   ----------

Outstanding at June 30, 1997 .....     269,816       6.57   114,545        5.10
Granted ..........................   1,304,255       1.66    60,000        0.38
Exercised ........................      (3,182)      0.22      --           --
Forfeited ........................    (954,242)      3.90  (114,545)       5.10
                                    ----------    -------   -------    --------
Outstanding at June 30, 1998 .....     616,647    $  0.35    60,000    $   0.38
                                    ==========    =======   =======    ========
Granted ..........................      95,163       0.21    70,000        0.20
Exercised ........................      (2,112)      0.16      --           --
Forfeited ........................    (343,239)      0.34   (25,000)       0.30
                                    ----------    -------   -------    --------
Outstanding at June 30, 1999 .....     366,459    $  0.33   105,000    $   0.28
                                    ==========    =======   =======    ========

Available for issue, June 30, 1999     568,813              234,500
                                    ==========              =======

     The following table summarizes information concerning outstanding and exercisable options as of June 30, 1999:

                              Outstanding                   Options Exercisable
                ----------------------------------------  ----------------------
                                 Weighted
                                 Average        Weighted                Weighted
                                Remaining       Average                 Average
   Exercise        Number    Contractual Life   Exercise     Number     Exercise
    Price       Outstanding      In Years        Price    Exercisable    Price
    -----       -----------      --------        -----    -----------    -----
Employee Plan:
--------------
   $ 0.16          23,982          8.66          $ 0.16      7,994       $ 0.16
     0.19          17,663          9.06            0.19       --           0.19
     0.22          58,500          9.82            0.22       --           0.22
     0.25           5,000          9.87            0.25       --           0.25
     0.38         261,314          7.90            0.38    142,089         0.38
                  -------          ----          ------    -------       ------
                  366,459          8.34          $ 0.33    150,083       $ 0.36
                  =======          ====          ======    =======       ======

Director Plan:
--------------
   $ 0.19          30,000          9.06          $ 0.19       --         $ 0.19
     0.22          30,000          9.82            0.22       --           0.22
     0.38          45,000          6.98            0.38     41,250         0.38
                  -------          ----          ------     ------       ------
                  105,000          8.39          $ 0.28     41,250       $ 0.38
                  =======          ====          ======     ======       ======



     The Company applies the intrinsic value method set forth in APB No. 25 in accounting for its stock-based compensation plans. Net loss and net loss per share as reported and as calculated pursuant to SFAS No. 123 to reflect the fair value method of accounting for stock-based compensation plans (SFAS 123) were as follows:

                                                         Year Ended
                                              ---------------------------------
                                              June 30, 1999       June 30, 1998
                                              -------------       -------------
Net Income (Loss):       As Reported            $ 549,000          $(2,365,000)
                         SFAS 123               $ 519,000          $(2,846,000)

Basic Income(Loss)Per    As Reported              $0.19              $(0.80)
    Share:               SFAS 123                 $0.18              $(0.97)



     The weighted average fair values of options is estimated at $0.18 per option granted during the year ended June 30, 1999 and $.94 per option granted during the year ended June 30, 1998, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 201% and 110%, risk-free interest rate of 5.38% and 5.7%, and an expected life of 2 years, for the years ended June 30, 1999 and 1998, respectively. Compensation cost for the options granted is computed reflecting the actual forfeitures of options within the respective years.

     In addition to the above options, options to purchase 110,000 units (consisting of one common share of stock and a warrant to purchase an additional share for $7.0875) at a price of $11.14 per unit are outstanding at June 30, 1999. These options were granted in October 1995 in connection with the Company's initial public offering (the "IPO"), as part of the underwriter's compensation. These options expire in October 2000.

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

     In conjunction with the Notes issued in June 1997 through January 1998 (see
Note 5), Xenometrix issued warrants to purchase 499,995 shares of common stock. In consideration for the October 25, 1998 to February 25, 1999 extension of the due date on the Notes, the exercise price of the warrants was reduced to $0.125 per share. The warrants are exercisable during the ten year period ending on September 24, 2007. Holders of these warrants are entitled to "demand" and "piggy-back" registration rights with respect to the common shares issuable upon exercise of these warrants. The amount expensed with regard to the revised warrant exercise price was deemed not to be of material significance.

7. Income Taxes

     At June 30, 1999, Xenometrix had net operating loss carryforwards for federal income tax purposes of approximately $14,832,000. Annual utilization of the loss carryforwards is subject to significant limitations due to historical changes in Xenometrix's ownership. Future changes in ownership could further reduce the annual availability of these benefits. If unused, the carryforwards will expire beginning in 2007.

     The tax effects of significant items comprising the Company's deferred taxes are as follows:

                                                             June 30
                                                  -----------------------------
                                                      1999              1998
                                                      ----              ----
Deferred tax assets
  Net operating loss carryforwards .........      $ 5,784,000       $ 6,236,000
  Patent and start-up cost .................          157,000           118,000
  Depreciation and amortization ............          154,000           110,000
  Other temporary differences, net .........           82,000           109,000
                                                  -----------       -----------
                                                    6,177,000         6,573,000

  Valuation allowance ......................       (6,177,000)       (6,573,000)
                                                  -----------       -----------
Net deferred tax assets ....................      $         0       $         0
                                                  ===========       ===========



Deferred tax assets have been reduced to zero by a valuation allowance based on current evidence which indicates that it is currently not considered likely that these benefits will be realized. The valuation allowance decreased by $396,000 during the year ended June 30, 1999, primarily due to utilization of approximately $825,000 of loss carryforwards partially offset by additional losses for which no tax benefit was recorded.

     A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

                                                      1999              1998
                                                      ----              ----

U.S. statutory rate                                   35.0%             35.0%
State taxes                                            4.0               4.0
Loss carryforwards                                   (39.0)              --
Valuation allowance                                    --              (39.0)
                                                      ----              ----
Effective tax rate                                    0.0%              0.0%
                                                      ====              ====


8. Related Party Transactions

     Xenometrix has had agreements with two former members and one current member of its Board of Directors, under which they provide certain scientific, managerial and financial consulting services to Xenometrix. During the years ended June 30, 1999 and 1998, Xenometrix paid $3,500 and $43,000 for those services, respectively. In December 1996, the Company entered into a consulting agreement with Summercloud Bay, Inc., an entity controlled by Dr. John Prendergast, one of Company's directors. The Company entered into a consulting agreement with Stephen J. Sullivan, when he resigned as President and Chief Executive Officer, and became non-executive Chairman of the Board of the Directors. Both of these agreements have been terminated.

     The Chairman of the investment groups holding Xenometrix's Notes is a former member of the Board of Directors for Xenometrix.

9. Subsequent Events

     Xenometrix shares ownership of these patents with Harvard University ("Harvard"), and has an exclusive worldwide license (the "Agreement") to Harvard's portion of the intellectual property. The Company is in disagreement with Harvard on a section of the Company's license agreement from Harvard and filed a Demand for Arbitration with American Arbitration Association in December 1998. Arbitration proceedings were suspended in April 1999 by mutual agreement between the Company and Harvard University in favor of negotiating the differences directly. The parties are negotiating in good faith and expect to settle any differences although either party has the right to resume binding arbitration at any time. The nature and the date of the settlement are unpredictable at this time.

     Between June 20, 1997 and January 12, 1998, Xenometrix issued Notes in the total amount of $1,500,000 to serve as bridge financing. The Notes were collateralized by a security interest in all of the assets of the Company. The Notes were originally due March 25, 1998. The maturity date on the Notes has been extended at several month intervals until this last time to September 15, 1999. In September 1999, the Company repaid in full Notes which are no longer collateralized by a security interest in all of the assets of the Company. In connection with the issuance of these Notes, the Xenometrix issued warrants to purchase 499,995 shares of common stock. The Note holders agreed that in the event that the Company is acquired by a third party at a price per share that is greater than the exercise price of the Warrants ($0.125), to surrender the Warrants at the closing of such acquisition in exchange for either cash or freely tradable common stock of the acquiring company in an aggregate amount equal to the difference between the acquisition price per share and the exercise price per share of the warrants, multiplied by the total number of Warrants held by the Note holders.