Form 10-K/A
period 1999-06-30
XENOMETRIX INC \DE\
filed 1999-10-27
CIK 1000370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-K/A

        AMENDMENT NO. 1 TO THE ANNUAL REPORT PUSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended June 30, 1999

                           Commission File No. 1-14004

                                XENOMETRIX, INC.
              --------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  04-3166089
   ------------------------------           ----------------------------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)


              2425 North 55th Street, Boulder, Colorado 80301-5700
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 447-1773
                                 --------------
                         (Registrant's telephone number)


              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                        Warrants to purchase Common Stock
                        ---------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ( )

     The aggregate market value of Xenometrix' voting stock held as of September 28, 1999 by nonaffiliates was $760,793.

     2,950,247 shares of Common Stock were outstanding on September 28, 1999.

Transitional small business disclosure format. Yes     No  X
                                                  ---     ---

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors AND executive officers of the Company as of September 28, 1999:




Name                                        Age    Principal Occupation / Position Held with the Company
----                                        ---    -----------------------------------------------------

Stephen J. Sullivan                         52     Corporate Senior Vice President and President of Clinical
                                                   Development and Support Services, Covance, Inc./ Chairman of the
                                                   Board, Director, Secretary

Walter M. Lovenberg, Ph.D. (3)              65     Chief Executive Officer, Helicon Therapeutics, Inc./Director

John K.A. Prendergast, Ph.D. (1)(2)(3)      45     President and Chief Executive Officer of Summercloud Bay,
                                                   Inc./Director

Randal P. Schumacher (2)                    48     Chairman of Jefferson Government Relations, LLC/Director

Pauline Gee, Ph.D.                          44     President, Chief Scientific Officer

------------------
(1)   Member of the Compensation and Benefits Committee
(2)   Member of the Audit Committee
(3)   Member of the Nominating Committee

     Mr. Sullivan has served as the non-executive Chairman of the Board of Directors and Secretary since February 1999. He also served as President and Chief Executive Officer of Xenometrix from January 1997 until February 1999. He has been the Corporate Senior Vice President and President of Clinical Development and Support Services at Covance, Inc since June 1999. From 1987 to 1997 he held a number of positions with Abbott Laboratories, including Divisional Vice President of Worldwide Marketing For Diagnostics, Divisional Vice President and General Manager, Diagnostic Assay Sector and General Manager of the Infectious, Disease, Immunology and Microbiology business units. He received his B.S. in Education and Political Science from the University of Dayton in 1969 and his M.B.A. in Marketing and Finance from Rutgers University in 1976.

     Dr. Lovenberg joined the Xenometrix Board in July 1993. He is presently the Chief Executive Officer at Helicon Therapeutics, Inc. He served as Executive Vice President of Marion Merrell Dow Inc. and President of the Merrell Dow Research Institute from 1989 to 1993 and Vice President of the Merrell Dow Research Institute from 1986 to 1989. For over two decades, Dr. Lovenberg held various positions with the National Institutes of Health. Dr. Lovenberg received his B.S. in Agriculture and his M.S. in Agricultural Biochemistry from Rutgers University, and his Ph.D. in Biochemistry from George Washington University. He has also been President of Lovenberg Associates, Inc. since 1993. He currently serves on the Board of Directors of OSI Pharmaceuticals, Inc., Cytolclonal Pharmaceuticals, Inc., Inflazyme Pharmaceuticals, Ltd., and Helicon Therapeutics, Inc.

     Dr. Prendergast is a co-founder of the Company and has served as a Director since its inception. He is currently President and Chief Executive Officer of SummerCloud Bay, Inc., a biotechnology consulting firm. He was a Managing Director of Paramount Capital Investments LLC and The Castle Group, Ltd. from 1991 to 1997. Dr. Prendergast is a cofounder of a number of publicly traded biotechnology companies and currently serves on the Boards of Directors of Avax Technologies, Inc., Avigen, Inc., Ingenex, Inc. and Palatin Technologies, Inc.. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia, and his C.S.S. in Administration and Management from Harvard University.

     Mr. Schumacher has been a Director since March 1996. He is Chairman of Jefferson Government Relations, LLC, Washington, D.C., a consulting firm providing its clients with corporate counseling, legislative and regulatory representation, and facilities consultation. From 1979 to 1989 he was Director of Health, Safety and Chemical Regulations for the Chemical Manufacturers Association. From 1977 to 1979 he worked for Eastman Kodak Company, assisting in both corporate and facility health, safety and environmental programs. He received his M.S. in toxicology from the University of Rochester and a law degree from The Catholic University of America. He was appointed to the board pursuant to the Underwriting Agreement between the Company and Barington Capital Group, L.P. ("Barington"), dated October 17, 1995 related to the Company's initial public offering.

     Dr. Gee joined Xenometrix in January 1994 as Associate Lab Director, was promoted to Director of Research and Development in May 1994, and became Vice President of Research and Development in July 1995. She was promoted to President and Chief Scientific Officer in February of 1999. From 1989 to 1993, she was a Biochemistry Specialist in the Department of Molecular and Cellular Biology at the University of California, Berkeley. From 1987 to 1989, she worked with Dr. Philip Hanawalt as a Visiting Scholar in the Department of Biological Sciences, Stanford University. She received her Ph.D. in Neurobiology and Free Radical Chemistry from Simon Fraser University, B.C. Canada and a B.Sc. in Marine Biology and Human Physiology.

Board Committees and Meetings

     During the year ended June 30, 1999 the Board of Directors held eight meetings. The Board has an Audit Committee, a Compensation and Benefits Committee and a Nominating Committee. The Audit Committee held one meeting, the Compensation and Benefits Committee held one meeting and the Nominating Committee held no meetings during the year ended June 1999.

     The Audit Committee meets with the Company's independent accountants to review the results of the annual audit and discuss the financial statements, recommends to the Board the independent accountants to be retained and receives and considers the independent accountants' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is composed of two non-employee directors: Dr. Prendergast and Mr. Schumacher.

     The Compensation and Benefits Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company's stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board may delegate. The Compensation and Benefits Committee is currently composed of one non-employee director: Dr. Prendergast.

     The Nominating Committee makes recommendations concerning the size and composition of the Company's Board. No procedure has been established for the consideration of nominees recommended by stockholders. The Nominating Committee is currently composed of Drs. Lovenberg and Prendergast.

     During the year ended June 30, 1999, each Director attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served held during the period for which he was a Director or committee member, respectively.

Section 16(a) Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors

     Each non-employee director of the Company receives stock option grants under the Directors' Plan. Only non-employee directors of the Company or affiliates of such directors (as defined in the Internal Revenue Code) are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan do not qualify as incentive stock options under the Code. A one time compensation of $10,000 was awarded in fiscal year ended June 1998, but is subject to further review and adjustment by the Compensation Committee and will not be paid until the Board determines that sufficient funds are available.

     Each non-employee director receives (i) a grant of an option to purchase 10,000 shares of Common Stock on the date such person is first elected or appointed as a director, and (ii) an annual grant of additional stock options to purchase a minimum of 10,000 shares of Common Stock per year. The options generally vest 20% on the date of grant and 20% per year at the end of each of the next four years. In addition, each director is entitled to be reimbursed for all reasonable travel expenses to attend meetings.

     During the last fiscal year, the Company granted options covering 70,000 shares to the non-employee directors of the Company, at a weighted average exercise price per share of $0.20, which was equal to the fair market value on the date of each grant (based on the closing sales price reported on the NASDAQ Over The Counter Bulletin Board). As of June 30, 1999, 10,500 options had been exercised under the Directors' Plan. See "1993 Non-Employee Directors' Stock Option Plan."

Compensation of Executive Officers

     The following table sets forth, for the fiscal year ended June 1999, 1998 and 1997, certain compensation, including salary, bonuses, stock options and certain other compensation, awarded or paid to, or earned by the Company's President and Chief Scientific Officer at June 1999 (the "Named Executive Officer"). Mr. Sullivan was President and Chief Executive Officer for the first seven months of the fiscal year ended 1999.



                                                     Annual Compensation           Long-Term Compensation Awards
                                                     -------------------           -----------------------------
                                                                                   Securities         All Other
                                    Fiscal         Salary           Bonus          Underlying        Compensation
Name and Principal Position          Year            ($)           ($) (1)         Options (#)            ($)
---------------------------         ------         -------         -------         ----------        ------------

Pauline Gee, Ph.D.                   1999          111,154            -              117,434              561 (2)
                                     1998           93,165         13,348             77,434              700 (2)
   President, Chief Scientific       1997           85,576         21,500             59,796              163 (2)
   Officer
Stephen J. Sullivan                  1999 (3)      139,749            -              200,816(4)        17,522 (5)
   Chairman, Director and            1998          241,735         31,283            233,316           11,922 (6)
   Secretary                         1997          110,602         33,750            232,540            6,756 (7)

----------------
(1) Bonuses earned in the fiscal year ended June 30, 1998 are subject to further review and adjustment by the Board of Directors and will not be paid until the Board determines that sufficient funds are available.
(2) Represents expenses related to Company matching contributions to the Xenometrix 401-k Plan.
(3) Represents compensation to Mr. Sullivan as President and Chief Executive Officer from June 1998 to January 1999 of the fiscal year ended June 1999.
(4) Mr. Sullivan was granted 22,500 options in fiscal year ended June 1999, however his cumulative grant was reduced by 55,000 options when he resigned as President and Chief Executive Officer.
(5) Includes $16,413 of living expenses, job relocation expenses, and expenses reimbursed by the Company for travel between Lake Forest, Illinois and Boulder, Colorado, pursuant to his employment agreement, and $1,109 of expenses related to Company matching contributions to the Xenometrix 401-k Plan for approximately seven months in fiscal year 1999.
(6) Includes $9,764 of living expenses and expenses reimbursed by the Company for travel between Lake Forest, Illinois and Boulder, Colorado, pursuant to his employment agreement, and $2,158 of expenses related to Company matching contributions to the Xenometrix 401-k Plan.

(7) Includes $6,384 of temporary living expenses and expenses for travel between Lake Forest, Illinois and Boulder, Colorado, pursuant to his employment agreement, and $372 of expenses related to Company matching contributions to the Xenometrix 401-k Plan.

Option Grants for Executives Officers in Fiscal 1999

     The following table sets forth for the Named Executive Officer certain information regarding options granted for the year ended June 30, 1999:

                                         Number of
                                         Securities          Percent of Total
                           Grant         Underlying          Granted in Fiscal         Exercise    Expiration
       Name                 Date        Option Grants             1999 (1)              Price         Date
       ----                 ----        -------------             --------              -----         ----
Pauline Gee (1)            4/26/99        40,000                   40.0%                0.21875      4/25/09
Stephen J. Sullivan (2)    7/22/98        17,633                   17.6%                0.18750      7/21/08



----------
(1)  A total of 100,000 options were granted to employees during the year ended
     June 30, 1999.

(2) 22,500 options were granted when Mr. Sullivan was President and CEO, but were reduced to 17,633 options when he resigned to become a non-executive
     Chairman of the Board of Directors.

Aggregate Option Exercises in Fiscal 1999 and Fiscal Year End Option Values for
 Executive Officers

     The following table sets forth for the Named Executive Officer the shares acquired and the value realized on each exercise of stock options during the year ended June 30, 1999 and the fiscal year end number and value of unexercised options:

                          Shares                                                          Value of Unexercised
                        Acquired on                                                    In-the-Money Options at
                                         Value           Number of Unexercised            June 30, 1999($) (1)
                                                      Options at June 30, 1999 (#)
                                                      ---------------------------     ----------------------------
        Name              Exercise      Realized      Exercisable    Unexercisable    Exercisable    Unexercisable
Pauline Gee                  --             --          30,926           86,508         $198            $1,646
Stephen J. Sullivan          --             --          96,875          103,941         $155            $1,415


----------------

(1) Based on the fair market value of the Common Stock as of June 30, 1999 of $0.25 per share minus the exercise price of "in-the-money" unexercised options, multiplied by the number of shares represented by such options

Employment Agreements

     Xenometrix has an employment agreement with its President and Chief Scientific Officer, Pauline Gee. This agreement is expected to cover the period from December 17, 1998 through December 17, 1999, and provides for minimum annual salary during the year which is comparable with the current annual salary, participation in an annual cash bonus plan based on the achievement of criteria to be established by the Board and participation in the Company's group health, life insurance and disability insurance plans. Upon resignation of Mr. Sullivan as President and Chief Executive Officer to become the non-executive Chairman, the Board reduced his 255,816 options by 55,000 but retained the original vesting schedule from the original date that the options were granted. These options continue to vest until Mr. Sullivan is no longer Chairman of the Board. In the fiscal year ended June 30, 1999, the Company paid Mr. Sullivan $4,500 under a consulting agreement. Mr Sullivan received no other compensation upon his resignation from President and Chief Executive Officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of September 28, 1999 by: (i) each nominee for director; (ii) the executive officers named in the Summary Compensation Table;
(iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                               Number of
                                                                 Shares            Percent
                                                             Beneficially       Beneficially
Name of Beneficial Owner                                        Owned            Owned (1)(2)
------------------------                                     ------------       ------------
Lindsay A. Rosenwald, M.D. (3)........................          666,691              19.2%
     787 Seventh Avenue
     New York, NY 10019
Invesco Trust Company (4).............................          357,390              12.1%
     7800 East Union Avenue, Suite 800
     Denver, CO  80237
Barington Capital Group, L.P. (5).....................          220,000               6.9%
     888 Seventh Avenue, 17th Floor
     New York, NY 10019
Stephen J. Sullivan  (6)..............................          104,263               3.4%
John K.A. Prendergast, Ph.D. (7)......................           44,750               1.5%
Walter M. Lovenberg, Ph.D. (8)........................           17,250               0.6%
Randal P. Schumacher (9)..............................           16,125               0.5%
Pauline Gee, Ph.D. (10) ..............................           44,570               1.5%
All executive officers and directors as a group                 227,958               7.2%
     (5 persons) (11).................................

----------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within sixty
     (60) days of September 28, 1999 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Percentage of beneficial ownership is based on 2,950,247 shares of Common Stock outstanding as of September 28, 1999.
(3) Includes 12,000 shares and warrants exercisable for 180,333 shares held by the Aries Domestic Fund L.P. and 22,000 shares and warrants exercisable for 349,662 shares held by the Aries Fund, a Cayman Islands Trust. Dr. Rosenwald is the Chairman of Paramount Capital Asset Management, LLC, the General Partner of the Aries Domestic Fund L.P., and investment advisor to the Aries Fund, a Cayman Islands Trust. Dr. Rosenwald disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any. Does not included an aggregate of 65,858 shares owned by Dr. Rosenwald's spouse and trusts for the benefit of his children, of which Dr. Rosenwald disclaims beneficial ownership. Does not include an aggregate of 39,254 shares owned by Dr. Rosenwald's relatives and an investment firm controlled by his father in law of which Dr. Rosenwald disclaims beneficial ownership.
(4) Includes 232,207 shares owned by The Global Health Sciences Fund and 125,183 shares owned by Invesco Strategic Portfolios, Inc.--Health Sciences Portfolio, for which Invesco Trust Company acts as investment adviser or sub adviser, and therefore shares investment and voting power.
(5) Includes options and warrants to purchase 220,000 shares exercisable within sixty (60) days.
(6) Includes options to purchase 102,763 shares exercisable within sixty (60) days.
(7) Includes options to purchase 17,250 shares exercisable within sixty (60) days.
(8) Includes options to purchase 17,250 shares exercisable within sixty (60) days.
(9) Includes options to purchase 16,125 shares exercisable within sixty (60) days.
(10) Includes options to purchase 44,170 shares exercisable within sixty (60) days.
(11) Includes options to purchase 198,558 shares exercisable within sixty (60) days.

ITEM 12.  CERTAIN TRANSACTIONS

     Under the policies of Harvard University and the University of California at Berkeley, faculty members who are named inventors on a patent assigned to the University are entitled to receive a portion of royalties received by the University for the licensing of such patents. Dr. Gee is a named inventor on certain patents licensed by the University of California at Berkeley to the Company, and accordingly will be entitled to share in any royalties received by that University from the Company.

     Between June 20, 1997 and January 12, 1998, the Company entered into a Senior Line of Credit Agreement (the "Agreement") with the Aries Domestic Fund L.P. (the "Fund") and the Aries Fund, a Cayman Islands Trust (the "Trust"). Dr. Lindsay Rosenwald, a former director of the Company, is the Chairman of Paramount Capital Asset Management, LLC, the investment advisor to the Fund and the General Partner of the Trust. The Agreement provided for a line of credit for up to $1,500,000 and Xenometrix issued senior promissory notes (the "Notes") in the total amount of $1,500,000 to serve as bridge financing. The Company repaid the Notes in full in September 1999, thereby removing any security interests against the assets of the Company. In connection with the issuance of these Notes, the Xenometrix granted warrants to purchase 499,995 shares of common stock. The Note holders agreed, that in the event that the Company or substantially all of its assets is acquired by a third party at a price per share that is greater than the exercise price of the warrants ($0.125), to surrender the warrants at the closing of such a transaction in exchange for either cash or freely tradable common stock of the third party in an aggregate amount equal to the difference between the acquisition price per share and the exercise price per share of the warrants, multiplied by the total number of warrants held by the Note holders.

     Management believes the terms of the foregoing transactions were fair to the Company. All future transactions with affiliates will be subject to the approval of the Company's disinterested directors and are therefore expected to be on terms believed by such directors to be no less favorable to the Company than those available from unaffiliated third parties.

SIGNATURES

     Pursuant to Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of October, 1999.

                                         XENOMETRIX, INC.


                                         By: /s/  Pauline Gee
                                             -----------------------------------
October 27, 1999                         Pauline Gee, Ph.D.
                                         President, Chief Scientific Officer



     Pursuant to the Exchange Act, this Report has been signed on behalf of Xenometrix and in the capacities and on the dates indicated.

Signature                             Title                     Date
---------                             -----                     ----


*/s/Stephen J.Sullivan
----------------------------------
Stephen J. Sullivan                   Chairman, Secretary,      October 27, 1999
                                      Director

*/s/Walter M. Lovenberg
----------------------------------
Walter M. Lovenberg, Ph.D.            Director                  October 27, 1999


*/s/John K.A. Prendergast
----------------------------------
John K. A. Prendergast, Ph.D.         Director                  October 27, 1999


*/s/Randal P. Schumacher
----------------------------------
Randal P. Schumacher                  Director                  October 27, 1999



*By /s/ Pauline Gee
----------------------------------
Pauline Gee, Ph.D.
Attorney-in-fact