Form 10QSB
period 1999-09-30
XENOMETRIX INC \DE\
filed 1999-11-15
CIK 1000370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT

              For the transition period from ________ to _________

                         Commission File Number 1-14004

                                XENOMETRIX, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             04-3166089
            --------                                             ----------
(State or other jurisdiction of                                (IRS employer
 incorporation or organization)                           identification number)



                             2425 North 55th Street
                                Boulder, CO 80301
                                -----------------
                    (Address of principal executive offices)


                                 (303) 447-1773
                                 --------------
                           (Issuers telephone number)


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

    Common Stock, $0.001 par value              2,950,247 Common Shares
                (Class)                   Outstanding at September 30, 1999



           Transitional Small Business Disclosure Format Yes     No  X
                                                             ---    ---

                                 XENOMETRIX, INC
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Balance Sheet - September 30, 1999..............................Page  3

         Statement of Operations -
            Quarters ended September 30, 1999 and 1998...................Page  4

         Statement of Cash Flows -
            Quarters ended September 30, 1999 and 1998...................Page  5

         Notes to Financial Statements...................................Page  6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................Page  8



PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K................................Page 11

Signatures...............................................................Page 12

Part One--Financial Information


                                Xenometrix, Inc.
                                  Balance Sheet
                               September 30, 1999
                                   (Unaudited)

                                     Assets

Current Assets:

     Cash                                                          $    114,000
     Accounts receivable, net                                            24,000
     Inventory                                                           35,000
     Prepaid insurance                                                   55,000
     Other current assets                                                39,000
                                                                   ------------
            Total current assets                                        267,000


Property and equipment, net                                             410,000
Patents, net                                                            350,000
                                                                   ------------
            Total assets                                           $  1,027,000
                                                                   ============


                      Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable                                              $    315,000
     Accrued salaries and wages                                         137,000
     Other accrued liabilities                                          388,000
                                                                   ------------
            Total current liabilities                                   840,000
                                                                   ------------


Stockholders' Equity:

Preferred stock--$.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                      --
Common stock--$.001 par value; 20,000,000 shares authorized;
     2,950,000 shares issued and outstanding                              3,000
Additional paid-in capital                                           16,093,000
Accumulated deficit                                                 (15,909,000)
            Total stockholders' equity                                  187,000
                                                                   ------------
            Total liabilities and stockholders' equity             $  1,027,000
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                                Xenometrix, Inc.
                             Statement of Operations
                               September 30, 1999
                                   (Unaudited)


                                                           Quarter Ended
                                                           September 30,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
Revenue:
     Products and services                          $    67,000     $    33,000
     Licensing revenue                                  575,000         300,000
                                                    -----------     -----------
     Total revenue                                      642,000         333,000

Cost of revenue:
     Cost of products and services                       85,000          38,000
     Cost of licensing revenue                          132,000          68,000
                                                    -----------     -----------

     Total cost of revenue                              217,000         106,000
                                                    -----------     -----------

         Gross profit                                   425,000         227,000
                                                    -----------     -----------

Research and development                                 19,000         117,000
Selling, general and administrative                     162,000         395,000
                                                    -----------     -----------

     Total operating expense                            181,000         512,000
                                                    -----------     -----------

Operating income (loss)                                 244,000        (285,000)
     Interest expense, net                               (4,000)       (131,000)
                                                    -----------     -----------

Net income (loss)                                   $   240,000     $  (416,000)
                                                    ===========     ===========


Income (loss) per common share-basic                $      0.08     $     (0.14)
                                                    ===========     ===========


Income (loss) per common share-diluted              $      0.07     $     (0.14)
                                                    ===========     ===========


Weighted average shares outstanding                   2,950,000       2,948,000
                                                    ===========     ===========


Weighted & dilutive potential average shares          3,238,000       2,948,000
                                                    ===========     ===========


The accompanying notes are an integral part of these financial statements.


                                 Statement of Cash Flows
                                       (Unaudited)


                                                                       Quarter Ended
                                                                        September 30
                                                                   ----------------------
                                                                      1999         1998
                                                                   ---------    ---------
Cash Flows from Operating Activities:
       Net  income (loss)                                          $ 240,000    $(416,000)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
             Depreciation and amortization                            81,000       91,000
             Amortization of discount on senior promissory notes        --         83,000
             Provision for doubtful accounts                            --         (5,000)
             Changes in assets and liabilities:
                   Accounts receivable                                56,000     (107,000)
                   Inventory                                          11,000      (98,000)
                   Prepaid insurance                                  28,000       65,000
                   Deposits and prepaid expense                       11,000       12,000
                   Accounts payable and accrued liabilities         (194,000)     298,000
                                                                   ---------    ---------
             Net cash provided by (used in) operating activities     233,000      (77,000)
                                                                   ---------    ---------

Cash Flows from Investing Activities:
       Patent acquisition cost                                       (14,000)    (164,000)
                                                                   ---------    ---------
             Net cash used in investing activities                   (14,000)    (164,000)
                                                                   ---------    ---------


Cash Flows from Financing Activities:
       Repayment of senior promissory notes                         (242,000)        --
                                                                   ---------    ---------
             Net cash provided by financing activities              (242,000)        --
                                                                   ---------    ---------


Net increase (decrease) in cash                                      (23,000)    (241,000)


Cash and cash equivalents at beginning of period                     137,000      341,000
                                                                   ---------    ---------

Cash and cash equivalents at end of period                         $ 114,000    $ 100,000
                                                                   =========    =========


The accompanying notes are an integral part of these financial statements.



                                XENOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDING SEPTEMBER 30, 1999
                                   (Unaudited)

1.   Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the Xenometrix Annual Report on Form 10-KSB for the year ended June 30, 1999.

Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Xenometrix's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10-KSB for the year ended June 30, 1999.

2.   Senior Promissory Notes

Between June 20, 1997 and January 12, 1998, the Company entered into a Senior Line of Credit Agreement (the "Agreement") with the Aries Domestic Fund LP (the "Fund") and the Aries Fund, a Cayman Islands Trust (the "Trust"). Dr. Lindsay Rosenwald, a former director of the Company, is the Chairman of Paramount Capital Asset Management, LLC, the investment advisor to the Fund and the General Partner of the Trust. The Agreement provided for a line of credit for up to $1,500,000 and Xenometrix issued senior promissory notes (the "Notes") in the total amount of $1,500,000 to serve as bridge financing. The Company repaid the Notes in full in this quarter, thereby removing any security interests against the assets of the Company. In connection with the issuance of these Notes, the Xenometrix granted warrants to purchase 499,995 shares of common stock. The Note holders agreed, that in the event that the Company or substantially all of its assets is acquired by a third party at a price per share that is greater than the exercise price of the warrants ($0.125), to surrender the warrants at the closing of such a transaction in exchange for either cash or freely tradable common stock of the third party in an aggregate amount equal to the difference between the acquisition price per share and the exercise price per share of the warrants, multiplied by the total number of warrants held by the Note holders.

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

4.   Subsequent Events.

The Company continues to offer non-exclusive licenses of its intellectual property and to explore opportunities for strategic alliances. Xenometrix shares ownership of some of the patents in the Company's intellectual property estate with Harvard University ("Harvard"), and has an exclusive worldwide license to Harvard's interests in the intellectual property. The Company is in disagreement with Harvard on a section of the Company's license agreement from Harvard and filed a Demand for Arbitration with American Arbitration Association in December 1998. Arbitration proceedings were suspended in April 1999 by mutual agreement between the Company and Harvard University in favor of settling the differences directly. The parties are negotiating in good faith and expect to come to an agreement, although either party has the right to resume binding arbitration at any time. The nature and the date of the settlement are unpredictable at this time.

Item 2.
                                XENOMETRIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties. Xenometrix's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

Overview

     The Company continues to focus its efforts on non-exclusive licensing of its intellectual property and exploring strategic alliances. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human, animal and yeast cells) to compounds. In September 1998, the Company was issued a patent covering similar subject matter in the U.S. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells to compounds. In addition to the gene profiling patents, Xenometrix has an exclusive worldwide license to the bacterial strains used in the family of Ames II* Assays from the University of California, Berkeley and an exclusive license for yeast strains used in Yeast DEL*. The U.S. patent for the Ames II bacterial strains was issued October 1997 and its European equivalent was issued July 1998.

     The Company sells its products and services to pharmaceutical, chemical and biotechnology companies for testing, evaluation and optimization of their lead compounds. The timing and amount of revenues from sales of products and services to the drug discovery and development market and chemical markets cannot be predicted with certainty. Similarly, the Company's ability to enter into license agreements and meaningful collaborative arrangements with customers or other potential collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

     As Of October 29, 1999, the Company had cash of approximately $92,000. The Company estimates that its current resources together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through the end of December 1999. Xenometrix is currently in discussions with several companies regarding licensing of the Company's intellectual


--------
* Ames II(TM) and Yeast Del(TM) are trademarks of Xenometrix, Inc property, and is hopeful that additional revenue will be obtained from such agreements. The Company continues to sublease a portion of its facilities to another company, which enabled the Company to retain its modern, state-of-the-art facility while reducing its monthly expenditures. The Company has no debt remaining from $1,500,000 of the Notes that were due September 15, 1999.

Results of Operations

Comparison of quarters ended September 30, 1999 and 1998
--------------------------------------------------------

     Revenue. For the quarter ended September 30, 1999, revenue increased 93% to approximately $642,421 from $333,000 reported in the comparable quarter of the prior year. The increase was substantially attributable to revenue from an increase in up-front licensing fees. Sales of products and service revenue from the Company's Client Research Laboratory were also increased by 103% to $67,000 from $33,000 reported in the prior year.

     Gross Profit. For the quarter ended September 30, 1999, gross profit increased by 87% to $425,000 from $227,000 reported in the prior year. The increase in gross profit was primarily due to an increase in licensing activities compared to the same quarter of the prior year. The cost of revenue of approximately $217,000 represents, in part, a portion of the amortization of the costs associated with the patents and legal expenses in prosecuting the patents and royalties paid to the Universities of Harvard and California, Berkeley under the Company's existing licensing agreements. Gross profit margins on revenue from sales of products and services were decreased by approximately 27%. This negative gross profit margin is due to the small volume sales and the fixed overhead costs.

     Research and Development Expenses (R&D). R&D expenses for the quarter ended September 30, 1999, decreased 84% to $19,000 from $117,000 reported in the same quarter of the prior year. This decrease was primarily attributable to reduced personnel and activity in the R&D department. Consequently, laboratory supplies and most other expenses in the R&D department were also decreased in the current quarter, as compared to the comparable quarter of the prior year.

     Selling, General and Administrative Expenses (SG&A). For the quarter ended September 30, 1999, SG&A expenses were $162,000, down 59% from $395,000 in the prior year. This decrease was primarily attributable to lower executive, administrative, finance, legal and business development costs resulting from personnel reductions in February 1999.

     Interest Expense, Net. During the quarter ended September 30, 1999, the Company incurred net interest expense of $4,000 compared to $131,000 in the comparable quarter of the prior fiscal year. The net interest expense incurred included interest accrued on the Notes at 12% per annum. The net interest expense decreased approximately 97% from the comparable quarter in the prior year because the Notes had been substantially repaid before this quarter.

     Net Income (Loss). For the quarter ended September 30, 1999, there was a net income of $240,000 or $0.08 per share compared to a loss of $416,000 or $0.14 per share, reported for the comparable quarter of fiscal year 1998. The earnings would have been $0.07 per diluted share.

Impact of Year 2000 Issues

     The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs or any of the Company's suppliers or vendors that have date sensitive software may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

     The Company has evaluated its proprietary software used to facilitate performing, analyzing and interpreting the results of its assays, and the proprietary software used in conjunction with its bioinformatics database, and found them to address appropriately the date issues associated with the year 2000. The Company believes that all dates in its proprietary software are stored with either a minimum of four digits for the year or as a text string, thereby preventing inappropriate sequencing of date sensitive information. While the Company believes that its proprietary software will not produce any material problems, erroneous calculations or degradation of performance as a result of Year 2000 issues, users are advised that the Company's software must be run on Year 2000 compliant platforms.

     The Company has verified that its major suppliers, service providers and financial institutions are Year 2000 compliant, however there can be no assurance that the systems and networks of its key suppliers and customers will not be affected by Year 2000 issues, which could have an adverse effect on the Company's business, operating results and financial condition. The Company believes, based upon the evaluations performed upon its proprietary software and the claims of Year 2000 compliance made by the providers of non-proprietary software used by the Company, that the impact of Year 2000 will not be material. However, to the extent the Company or third parties upon which it relies do not timely achieve Year 2000 readiness, the Company's results of operations may be adversely affected.

Liquidity and Capital Resources

     At September 30, 1999, the Company had cash and cash equivalents of $114,000. During the three month period ended September 30, 1999, $233,000 was provided by the Company's activities and $14,000 was invested in patents. There were no cash resources generated from financing activities and $242,000 was used to complete repayment of senior promissory Notes.

     As Of October 29, 1999, the Company had cash of approximately $92,000 compared to $137,000 at the end of June 30, 1999. The Company is currently in discussions with several companies regarding licensing of the Company's intellectual property, and strategic alliances and is hopeful that additional revenue from these licenses will be sufficient to fund the Company's operating needs through March, 2000.

                           PART II--OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


(a)  Exhibits

     27.1      Summary Financial Information Schedule


Reports on Form 8-K

     On June 30, 1998, Registrant filed a Form 8-K and on July 9, 1999, the amendment Form 8-K/A reporting a change in the Registrant's certifying accountant from PricewaterhouseCoopers, LLP to Gordon Hughes and Banks, LLP.

     ----------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf.

                                             XENOMETRIX, INC.



                                             /s/ Pauline Gee
                                             ---------------
November 15, 1999                            Pauline Gee
                                             President, Chief Scientific Officer

                                  EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -----------


27.1            Summary Financial Information Schedule