Form 10QSB
period 1999-12-31
XENOMETRIX INC \DE\
filed 2000-02-14
CIK 1000370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1999

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

Common Stock, $0.001 par value                           2,958,765 Common Shares
           (Class)                              Outstanding at February 11, 2000



           Transitional Small Business Disclosure Format Yes       No  X
                                                            -----    -----

                                 XENOMETRIX, INC
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED DECEMBER, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Balance Sheet - December 31, 1999...............................Page  3

         Statement of Operations -
            Quarters ended December 31, 1999 and 1998....................Page  4

         Statement of Cash Flows -
            Quarters ended December 31, 1999 and 1998....................Page  5

         Notes to Financial Statements...................................Page  6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................Page  8



PART II - OTHER INFORMATION
---------------------------


Signature................................................................Page 12

Part One--Financial Information


                                Xenometrix, Inc.
                                  Balance Sheet

                                December 31, 1999

                                   (Unaudited)

                                     Assets


Current Assets:

     Cash                                                          $     74,000
     Accounts receivable, net                                            21,000
     Inventory                                                           30,000
     Prepaid insurance                                                   39,000
     Deposits and prepaid expense                                        53,000
                                                                   ------------
          Total current assets                                          217,000

Property and equipment, net                                             368,000

Patents, net                                                            367,000
                                                                   ------------
          Total assets                                             $    952,000
                                                                   ============

                      Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable                                              $    322,000
     Accrued salaries and wages                                         134,000
     Other accrued liabilities                                          388,000
                                                                   ------------
          Total current liabilities                                     844,000
                                                                   ------------



Stockholders' Equity:

Preferred stock--$.001 par value; 5,000,000 shares authorized;
   no shares issued and outstanding                                        --
Common stock--$.001 par value; 20,000,000 shares authorized;
   2,950,000 shares issued and outstanding                                3,000
Additional paid-in capital                                           16,093,000
Accumulated deficit                                                 (15,988,000)
                                                                   ------------
     Total stockholders' equity                                         108,000
                                                                   ------------

     Total liabilities and stockholders' equity                    $    952,000
                                                                   ============



The accompanying notes are an integral part of these financial statements.


                                        Xenometrix, Inc.
                                     Statement of Operations
                                        December 31, 1999
                                           (Unaudited)


                                              Quarter Ended              Six Months Ended
                                               December 31,                 December 31,
                                               ------------                 ------------
                                           1999           1998           1999           1998
                                           ----           ----           ----           ----
Revenue:
     Products and services             $    50,000    $   197,000    $   117,000    $   230,000
     Licensing revenue                     145,000        326,000        720,000        626,000
                                       -----------    -----------    -----------    -----------
     Total revenue                         195,000        523,000        837,000        856,000

Cost of revenue:
     Cost of products and services          43,000        243,000        128,000        281,000
     Cost of licensing revenue              81,000         63,000        213,000        131,000
                                       -----------    -----------    -----------    -----------
     Total cost of revenue                 124,000        306,000        341,000        412,000
                                       -----------    -----------    -----------    -----------

          Gross profit                      71,000        217,000        496,000        444,000
                                       -----------    -----------    -----------    -----------
Research and development                    17,000        108,000         36,000        225,000
Selling, general and administrative        139,000        328,000        301,000        723,000
                                       -----------    -----------    -----------    -----------
     Total operating expense               156,000        436,000        337,000        948,000
                                       -----------    -----------    -----------    -----------
Operating income (loss)                    (85,000)      (219,000)       159,000       (504,000)
     Interest income (expense), net         (2,000)       (67,000)        (6,000)      (198,000)
     Gain on sale of assets                  8,000           --            8,000           --
                                       -----------    -----------    -----------    -----------
Net income (loss)                      $   (79,000)   $  (286,000)   $   161,000    $  (702,000)
                                       ===========    ===========    ===========    ===========

Income (loss) per common share-
basic                                  $     (0.03)   $     (0.10)   $      0.05    $     (0.24)
                                       ===========    ===========    ===========    ===========

Income (loss) per common share-
diluted                                $     (0.03)   $     (0.10)   $      0.05    $     (0.24)
                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding-
basic                                    2,950,000      2,948,000      2,950,000      2,948,000
                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding-
diluted                                  2,950,000      2,948,000      3,268,000      2,948,000
                                       ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.

                                               4

                             Statement of Cash Flows
                                   (Unaudited)
                                                                              Quarter Ended
                                                                               December 31
                                                                            -----------------
                                                                            1999         1998
                                                                            ----         ----
Cash Flows from Operating Activities:
       Net income (loss)                                                 $ 161,000    $(702,000)
       Adjustments to reconcile net loss to net cash
       used in operating activities:
             Depreciation and amortization                                 161,000      184,000
             Amortization of discount on senior promissory notes              --        105,000
             Changes in assets and liabilities:
                   Accounts receivable                                      59,000       95,000
                   Inventory                                                16,000       35,000
                   Prepaid insurance                                        43,000      115,000
                   Deposits and prepaid expense                             (2,000)      23,000
                   Accounts payable and accrued liabilities               (189,000)      66,000
                                                                         ---------    ---------
             Net cash provided by (used in) operating activities           249,000      (79,000)
                                                                         ---------    ---------

Cash Flows from Investing Activities:
       Patent acquisition cost                                             (70,000)    (179,000)
                                                                         ---------    ---------
             Net cash used in investing activities                         (70,000)    (179,000)
                                                                         ---------    ---------

Cash Flows from Financing Activities:
       Repayment of senior promissory notes                               (242,000)        --
                                                                         ---------    ---------
             Net cash provided by financing activities                    (242,000)        --
                                                                         ---------    ---------

Net increase (decrease) in cash                                            (63,000)    (258,000)

Cash and cash equivalents at beginning of period                           137,000      341,000
                                                                         ---------    ---------

Cash and cash equivalents at end of period                               $  74,000    $  83,000
                                                                         =========    =========



The accompanying notes are an integral part of these financial statements.

                                       5

                                XENOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDING DECEMBER 31, 1999
                                   (Unaudited)

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

2. Senior Promissory Notes

Between June 20, 1997 and January 12, 1998, the Company entered into a Senior Line of Credit Agreement (the "Agreement") with the Aries Domestic Fund LP (the "Fund") and the Aries Fund, a Cayman Islands Trust (the "Trust"). Dr. Lindsay Rosenwald, a former director of the Company, is the Chairman of Paramount Capital Asset Management, LLC, the investment advisor to the Fund and the General Partner of the Trust. The Agreement provided for a line of credit for up to $1,500,000 and Xenometrix issued senior promissory notes (the "Notes") in the total amount of $1,500,000 to serve as bridge financing. The Company repaid the Notes in full in this quarter, thereby removing any security interests against the assets of the Company. In connection with the issuance of these Notes, Xenometrix granted warrants to purchase 499,995 shares of common stock. The Note holders agreed, that in the event that the Company or substantially all of its assets is acquired by a third party at a price per share that is greater than the exercise price of the warrants ($0.125), to surrender the warrants at the closing of such a transaction in exchange for either cash or freely tradable common stock of the third party in an aggregate amount equal to the difference between the acquisition price per share and the exercise price per share of the warrants, multiplied by the total number of warrants held by the Note holders.

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

4. Subsequent Events.

Xenometrix shares ownership of some of the patents in the Company's intellectual property estate with Harvard University ("Harvard"), and has an exclusive worldwide license to Harvard's interests in the intellectual property. The Company is in disagreement with Harvard on a section of the Company's license agreement from Harvard and filed a Demand for Arbitration with American Arbitration Association in December 1998. Arbitration proceedings were suspended in April 1999 by mutual agreement between the Company and Harvard University in favor of settling the differences directly. The parties continue to negotiate in good faith and expect to come to an agreement by the end of the third quarter, although either party has the right to resume binding arbitration at any time.

Dr. Pauline Gee, the company's highest ranking officer was promoted to President and Chief Executive Officer and appointed to the Board of Directors on January 19, 2000.

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

Overview

     The Company continues to focus its efforts on exploring strategic alliances and offering non-exclusive licensing of its intellectual property. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human, animal and yeast cells) to compounds. In September 1998, the Company was issued a patent covering similar subject matter in the U.S. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells to compounds. In addition to the gene profiling patents, Xenometrix has an exclusive worldwide license to the bacterial strains used in the family of Ames II* Assays from the University of California, Berkeley and an exclusive license for yeast strains used in Yeast DEL*. The U.S. patent for the Ames II bacterial strains was issued October 1997 and its European equivalent was issued July 1998.

     The Company sells its products and services to pharmaceutical, chemical and biotechnology companies for testing, evaluation and optimization of their lead compounds. The timing and amount of revenues from sales of products and services to the drug discovery and development market and chemical markets cannot be predicted with certainty. Similarly, the Company's ability to enter into strategic alliances, license agreements and meaningful collaborative arrangements with customers or other potential collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

     As of December 31, 1999, the Company had cash of approximately $74,000. The Company estimates that its current resources together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through the end of June, 2000. Xenometrix is currently in discussions with several companies regarding strategic alliances, licensing of the Company's intellectual property, and provides services and kits. The Company is hopeful

--------
* Ames II(TM) and Yeast Del(TM) are trademarks of Xenometrix, Inc that additional revenue will be obtained from such agreements and sales of products and services. The Company continues to sublease a portion of its facilities to a third party, which enabled the Company to retain its modern, state-of-the-art facility while reducing its monthly expenditures.

Results of Operations

Comparison of quarters ended December 31, 1999 and 1998
-------------------------------------------------------

     Revenue. For the quarter ended December 31, 1999, revenue decreased 63% to approximately $195,000 from $523,000 reported in the comparable quarter of the prior year. The decrease was attributable to decreases in both up-front licensing fees and sales of products and services. Also, sales of products and service revenue from the Company's Client Research Laboratory were decreased by 75% to $50,000 from $197,000, while licensing revenues decreased by 56% to $145,000 from $326,000 reported in the prior year. These decreases were primarily due to the focus of the Company's activities on exploring long term strategic alliances.

     Gross Profit. For the quarter ended December 31, 1999, gross profit decreased by 67% to $71,000 from $217,000 reported in the prior year. The decrease in gross profit was primarily due to a decrease in licensing activities compared to the same quarter of the prior year. The cost of revenue of approximately $124,000 represents, in part, the amortization of the costs associated with the patents and legal expenses in prosecuting the patents and royalties paid to the Universities of Harvard and California, Berkeley under the Company's existing licensing agreements. Gross profit margins on revenue from sales of products and services were approximately 14% an increase from -23% for the quarter of the prior year.

     Research and Development Expenses (R&D). R&D expenses for the quarter ended December 31, 1999, decreased 84% to $17,000 from $108,000 reported in the same quarter of the prior year. This decrease was primarily attributable to reduced personnel and activity in the R&D department. Consequently, laboratory supplies and most other expenses in the R&D department were also decreased in the current quarter, as compared to the comparable quarter of the prior year.

     Selling, General and Administrative Expenses (SG&A). For the quarter ended December 31, 1999, SG&A expenses were $139,000, down 58% from $328,000 in the prior year. This decrease was primarily attributable to lower executive, administrative, finance, legal and business development costs resulting from personnel reductions in February 1999.

     Interest Expense, Net. During the quarter ended December 31, 1999, the Company incurred net interest expense of $2,000 compared to $67,000 in the comparable quarter of the prior fiscal year. The net interest expense decreased approximately 97% from the comparable quarter in the prior year because the Company did not incur interest charges from the senior promissory Notes that were completely repaid on September 15, 1999.

     Net Income (Loss). For the quarter ended December 31, 1999, there was a net loss of $79,000 or $0.03 per share compared to a loss of $286,000 or $0.10 per share, reported for the comparable quarter of fiscal year 1998. The loss would have been $0.03 per diluted share.

Liquidity and Capital Resources

     At December 31, 1999, the Company had cash and cash equivalents of $74,000. During the six month period ended December 31, 1999, $249,000 was provided by the Company's activities and $70,000 was invested in patents. There were no cash resources generated from financing activities, and $242,000 was used to repay completely $1,500,000 in senior promissory Notes.

     At February 11, 2000, the Company had cash and cash equivalents of $244,000 compared to $114,000 at the end of September 30, 1999. The Company is currently in discussions with several companies regarding strategic alliances and licensing of the Company's intellectual property and is hopeful that additional revenue will be obtained from such agreements.

                           PART II--OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


(a)  Exhibits

     27.1   Summary Financial Information Schedule


     ----------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf.

                                             XENOMETRIX, INC.



                                             /s/ Pauline Gee
                                             ---------------
February 14, 2000                            Pauline Gee
                                             President, Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------


27.1             Summary Financial Information Schedule