Form 10QSB
period 2000-03-31
XENOMETRIX INC \DE\
filed 2000-05-08
CIK 1000370

United States Securities and Exchange Commission
                              Washington, DC 20549
                                   Form 10-QSB

[X] Quarterly Report under Section 13 of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT

              For the transition period from ________ to _________

                         Commission File Number 1-14004

                                XENOMETRIX, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                             04-3166089
 ------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS employer
 incorporation or organization)                           identification number)


                             2425 North 55th Street
                                Boulder, CO 80301
                     --------------------------------------
                    (Address of principal executive offices)


                                 (303) 447-1773
                            ------------------------
                           (Issuers telephone number)


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

    Common Stock, $0.001 par value                   3,354,829 Common Shares
              (Class)                              Outstanding at April 28, 2000


Transitional Small Business Disclosure Format     Yes            No    X
                                                       -----         -----

                                 XENOMETRIX, INC
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED March 31, 2000

                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Balance Sheet - March 31, 2000............. ...................Page  3

         Statement of Operations - Quarters ended
          March 31, 2000 and 1999.......................................Page  4

         Statement of Cash Flows - Quarters ended
          March 31, 2000 and 1999.......................................Page  5

         Notes to Financial Statements..................................Page  6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................Page  8



PART II - OTHER INFORMATION
---------------------------


Signature...............................................................Page 12

Part One--Financial Information

                                Xenometrix, Inc.
                                  Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

                                     Assets

Current Assets:
     Cash                                                          $    204,000
     Accounts receivable, net                                            38,000
     Inventory                                                           29,000
     Prepaid insurance                                                   22,000
     Deposits and prepaid expense                                        92,000
                                                                   ------------
             Total current assets                                       385,000

Property and equipment, net                                             326,000
Patents, net                                                            338,000
                                                                   ------------
             Total assets                                          $  1,049,000
                                                                   ------------

                      Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                              $    212,000
     Accrued salaries and wages                                         138,000
     Other accrued liabilities                                          344,000
                                                                   ------------
             Total current liabilities                                  694,000
                                                                   ------------

Stockholders' Equity:
Preferred stock--$.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                      --
Common stock--$.001 par value; 20,000,000 shares authorized;
     3,355,000 shares issued and outstanding
                                                                          3,000
Additional paid-in capital                                           16,107,000
Accumulated deficit                                                 (15,755,000)
                                                                   ------------
             Total stockholders' equity                                 355,000
                                                                   ------------
             Total liabilities and stockholders' equity            $  1,049,000
                                                                   ============



   The accompanying notes are an integral part of these financial statements.



                                                  Xenometrix, Inc.
                                              Statement of Operations
                                                     (Unaudited)



                                                          Quarter Ended                      Nine Months Ended
                                                            March 31,                            March 31,
                                                  -----------------------------       -------------------------------
                                                     2000               1999              2000                1999
                                                  -----------       -----------       ------------        -----------
Revenue:
     Products and services                        $    59,000       $    93,000        $   176,000        $   323,000
     Licensing revenue                                511,000         1,926,000          1,231,000          2,552,000
                                                  -----------       -----------        -----------        -----------
     Total revenue                                    570,000         2,019,000          1,407,000          2,875,000
                                                  -----------       -----------        -----------        -----------

Cost of revenue:
     Cost of products and services                     43,000           103,000            171,000            384,000
     Cost of licensing revenue                        137,000           237,000            350,000            368,000
     Total cost of revenue                            180,000           340,000            521,000            752,000
                                                  -----------       -----------        -----------        -----------
         Gross profit                                 390,000         1,679,000            886,000          2,123,000
                                                  -----------       -----------        -----------        -----------
Research and development                               18,000            54,000             54,000            279,000
Selling, general and administrative                   139,000           187,000            440,000            910,000
                                                  -----------       -----------        -----------        -----------
     Total operating expense                          157,000           241,000            494,000          1,189,000
                                                  -----------       -----------        -----------        -----------
Operating income                                      233,000         1,438,000            392,000            934,000
     Interest income (expense), net                      --             (35,000)            (6,000)          (233,000)
     Gain on sale of assets                              --                --                8,000               --
                                                  -----------       -----------        -----------        -----------
Net income                                        $   233,000       $ 1,403,000        $   394,000        $   701,000
                                                  ===========       ===========        ===========        ===========

Income per common share-basic                     $      0.08       $      0.48        $      0.13        $      0.24
                                                  ===========       ===========        ===========        ===========

Income per common share-diluted                   $      0.07       $      0.48        $      0.12        $      0.24
                                                  ===========       ===========        ===========        ===========

Weighted average shares outstanding-basic           3,054,000         2,948,000          2,985,000          2,948,000
                                                  ===========       ===========        ===========        ===========

Weighted average shares outstanding-diluted         3,371,000         2,948,000          3,301,000          2,954,000
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



                                            Xenometrix, Inc.
                                         Statement of Cash Flows
                                                (Unaudited)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                            ----------------------------------
                                                                                2000                   1999
                                                                            -----------            -----------
Cash Flows from Operating Activities:
       Net  income                                                          $   394,000            $   701,000
       Adjustments to reconcile net income to net cash
       provided by operating activities:
             Depreciation and amortization                                      239,000                271,000
             Amortization of discount on senior promissory notes                   --                  105,000
             Changes in assets and liabilities:
                  Accounts receivable                                            42,000                 33,000
                  Inventory                                                      17,000                 42,000
                  Prepaid insurance                                              60,000                143,000
                  Deposits and prepaid expense                                  (42,000)               (36,000)
                  Accounts payable and accrued liabilities                     (339,000)              (120,000)
                                                                            -----------            -----------
             Net cash provided by operating activities                          371,000              1,139,000
                                                                            ===========            ===========

Cash Flows from Investing Activities:
       Patent acquisition cost                                                  (78,000)              (179,000)
                                                                            -----------            -----------
             Net cash used in investing activities                              (78,000)              (179,000)
                                                                            -----------            -----------

Cash Flows from Financing Activities:
       Repayment of senior promissory notes                                    (242,000)            (1,216,000)
       Proceeds from exercise of stock options                                   12,000                   --
       Proceeds from exercise of warrants                                         4,000                   --
                                                                            -----------            -----------
             Net cash used in financing activities                             (226,000)            (1,216,000)
                                                                            -----------            -----------


Net increase (decrease) in cash                                                  67,000               (256,000)

Cash and cash equivalents at beginning of period                                137,000                341,000
                                                                            -----------            -----------

Cash and cash equivalents at end of period                                  $   204,000            $    85,000
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

2. Senior Promissory Notes

Between June 20, 1997 and January 12, 1998, the Company entered into a Senior Line of Credit Agreement (the "Agreement") with the Aries Domestic Fund LP (the "Fund") and the Aries Fund, a Cayman Islands Trust (the "Trust"). Dr. Lindsay Rosenwald, a former director of the Company, is the Chairman of Paramount Capital Asset Management, LLC, the investment advisor to the Fund and the General Partner of the Trust. The Agreement provided for a line of credit for up to $1,500,000 and Xenometrix issued senior promissory notes (the "Notes") in the total amount of $1,500,000 to serve as bridge financing. The Company repaid the Notes in full last quarter. A statement of termination (UCC-3) has been filed, thereby removing any security interests against the assets of the Company. In connection with the issuance of these Notes, Xenometrix granted warrants to purchase 499,995 shares of common stock. Pursuant to the Warrant Agreement, the Note holders surrendered these warrants for 366,777 shares of freely tradable common stock, the aggregate amount equal to the difference between the closing market price per share of $8.063 on March 9, 2000, and the exercise price per share of $2.148, in a cashless transaction. This transaction brings Dr. Rosenwald's beneficial ownership to 16.8% of the Company's shares.

3. Earnings Per Common Share

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

4. Income Taxes.

The current provision for income taxes for nine months ended March 2000, and 1999, are as follows:


                                                        2000         1999
                                                      ---------    ---------

Provision for Income Taxes                            $ 170,000    $ 270,000
Benefit of Net Operating Loss Carryforward             (170,000)    (270,000)
                                                      ---------    ---------
Net Income Tax Provision                              $       0    $       0
                                                      =========    =========

5. Subsequent Events.

Xenometrix shares ownership of some of the patents in the Company's intellectual property estate with Harvard University ("Harvard"), and has an exclusive worldwide license to Harvard's interests in the intellectual property. The Company is in disagreement with Harvard on a section of the Company's license agreement from Harvard and filed a Demand for Arbitration with American Arbitration Association in December 1998. Arbitration proceedings were suspended in April 1999 by mutual agreement between the Company and Harvard University in favor of settling the differences directly. The parties continue to negotiate in good faith although either party has the right to resume binding arbitration at any time.

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

Overview

     The Company continues to focus its efforts on exploring strategic alliances and offering non-exclusive licensing of its intellectual property. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human, animal and yeast cells) to compounds. In September 1998, the Company was issued a patent covering similar subject matter in the U.S. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells to compounds. In addition to the gene profiling patents, Xenometrix has an exclusive worldwide license to the bacterial strains used in the family of Ames II+ Assays from the University of California, Berkeley and an exclusive license for yeast strains used in Yeast DEL+. The U.S. patent for the Ames II bacterial strains was issued October 1997 and its European equivalent was issued July 1998.

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

     As of March 31, 2000, the Company had cash of approximately $204,000. The Company estimates that its current resources together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through the end of June, 2000. Xenometrix is currently in discussions with several companies regarding strategic alliances, and licensing of the Company's intellectual property. The Company continues to provide contract research services and kits. The Company is hopeful that additional revenue will be obtained from such agreements and sales of products and services. The Company continues to sublease a portion of its facilities to a third party, which enabled the Company to retain its modern, state-of-the-art facility while reducing its monthly expenditures.

------------
+  Ames II (TM) and Yeast Del (TM0 are trademarks of Xenometrix, Inc.

Results of Operations

Comparison of quarters ended March 31, 2000 and 1999

     Revenue. For the quarter ended March 31, 2000, revenue decreased 72% to approximately $570,000 from $2,019,000 reported in the comparable quarter of the prior year. The decrease was attributable mainly to the lack of up-front licensing fees. Also, sales of products and service revenue from the Company's Client Research Laboratory were decreased by 37% to $59,000 from $93,000, while licensing revenues decreased by 73% to $511,000 from $1,926,000 reported in the prior year. These decreases were primarily due to the focus of the Company's activities on exploring long term strategic alliances.

     Gross Profit. For the quarter ended March 31, 2000, gross profit decreased by 77% to $390,000 from $1,679,000 reported in the prior year. The decrease in gross profit was primarily due to a decrease in licensing activities compared to the same quarter of the prior year. The cost of revenue of approximately $180,000 represents, in part, amortization of the costs associated with the patents and legal expenses in prosecuting the patents and royalties paid to the Universities of Harvard and California, Berkeley under the Company's existing licensing agreements. Gross profit margins on revenue from sales of products and services were approximately 27%, a substantial increase from -11% for the quarter of the prior year.

     Research and Development Expenses (R&D). R&D expenses for the quarter ended March 31, 2000, decreased 67% to $18,000 from $54,000 reported in the same quarter of the prior year. This decrease was primarily attributable to reduced personnel and activity in the R&D department. Consequently, laboratory supplies and most other expenses in the R&D department were also decreased in the current quarter, as compared to the comparable quarter of the prior year.

     Selling, General and Administrative Expenses (SG&A). For the quarter ended March 31, 2000, SG&A expenses were $139,000, down 26% from $187,000 in the prior year. This decrease was primarily attributable to lower executive, administrative, finance, legal and business development costs resulting from personnel reductions in February 1999.

     Interest Expense, Net. During the quarter ended March 31, 2000, the Company incurred no net interest expense compared to $35,000 in the comparable quarter of the prior fiscal year because the Company repaid the senior promissory Notes completely on September 15, 1999.

     Net Income. For the quarter ended March 31, 2000, there was a net income of $233,000 or $0.08 per share compared to net income of $1,403,000 or $0.48 per share, reported for the comparable quarter of fiscal year 1999. The earnings were $0.07 per share on a fully-diluted basis.

Liquidity and Capital Resources

     At March 31, 2000, the Company had cash and cash equivalents of $204,000. During the nine month period ended March 31, 2000, $371,000 was provided by the Company's operating activities and $78,000 was invested in patents. There was $16,000 cash resources generated from the exercise of employee and director stock options and warrants, and $242,000 was used to repay the balance of the $1,500,000 senior promissory Notes.

     At May 5, 2000, the Company had cash and cash equivalents of $192,000. The Company is currently in discussions with several companies regarding long term strategic alliances and licensing of the Company's intellectual property and is hopeful that additional revenue will be obtained from such agreements.

                           Part II--Other Information


Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibits

         27.1      Summary Financial Information Schedule


         ----------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf.


                                              XENOMETRIX, INC.



                                              /s/ Pauline Gee
                                              ----------------------------------
May 8, 2000                                   Pauline Gee
                                              President, Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------


27.1              Summary Financial Information Schedule

--------------------------------------------------------------------------------