Form 10KSB
period 2000-06-30
XENOMETRIX INC \DE\
filed 2000-09-28
CIK 1000370

UNITED STATES
                       Securities and Exchange Commission
                               Washington DC 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                        For the Year Ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
             For the transition period from __________ to __________

                           Commission File No. 1-14004


                                XENOMETRIX, INC.
                  --------------------------------------------
                 (Name of Small business issuer in its charter)


          Delaware                                              04-3166089
 ------------------------------                              ------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                              Identification No.


         2425 North 55th Street Suite 111, Boulder, Colorado 80301-5700
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (303) 447-1773

         Securities registered under Section 12(b) of the Exchange Act:

                           --------------------------

              Securities registered under Section 12(g) of the Act:
                         Common Stock; $0.001 par value
                        Warrants to purchase Common Stock

Check whether the issuer (1) has filed all reports under Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not obtained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Xenometrix' revenue for the year ended June 30, 2000 was $1,875,000.

The aggregate market value of Xenometrix' voting stock held as of September 25, 2000 by nonaffiliates was $2,215,874.

3,354,829 shares of Common Stock were outstanding on September 25, 2000.

Transitional small business disclosure format.   Yes        No   X
                                                     -----     -----

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

General

     Xenometrix, Inc. (the "Company" or "Xenometrix") is a biotechnology company with a proprietary gene profiling system that characterizes a cell's response when tested with compounds and other agents by the pattern of genes turned on and off in the cell. The Company develops, manufactures and sells assays that measure gene expression as an indication of how human and bacterial cells react to various compounds, along with proprietary software for reporting and analyzing the test results. In addition, Xenometrix offers a contract laboratory service that tests and evaluates compounds for clients.

     The Company continues to focus its efforts on exploring broad strategic transactions and licensing of its intellectual property. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells (e.g., human, animal and yeast cells) to compounds. In September 1998, the Company was issued a patent covering similar subject matter in the U.S. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells (e.g., bacteria) to compounds. Xenometrix shares ownership of certain patents with Harvard University, and has an exclusive worldwide license to Harvard's ownership interests in the intellectual property. In addition to the gene profiling patents, Xenometrix has an exclusive worldwide license to the bacterial strains used in the family of Ames II+ Assays from the University of California,Berkeley and an exclusive license for yeast strains used in Yeast DEL+. The U.S. patent for the Ames II bacterial strains was issued in October 1997 and its European equivalent was issued July 1998 to the University of California, Berkeley. The Company's President and Chief Executive Officer is an inventor on this patent estate.

     In order to conserve resources, the Company restructured its operations in February 1999, and reduced its staff to four full-time employees. As of September 25, 2000 the Company has two full time and three part time employees and seven independent consultants, some of whom were previously Xenometrix employees, who contribute to the operations on a fee-for-service basis. Of these, five are engaged in scientific and technical activities, and the remainder in business development, licensing, finance and general administration.

     On September 25, 2000, the Company had cash of approximately $236,000. The Company estimates that this cash together with projected collections on licensing revenues and accounts receivable from customers will be sufficient to meet its operating needs through the end of December 2000.

     The first of the Company's two current core technologies, the Gene Profile Assays, represents a low-cost method for identifying specific molecular mechanisms underlying cellular responses to a particular compound or test article. The Company's second core technology, the Genotoxicity Assays, assesses the carcinogenic potential of a compound by measuring damage to DNA. Together, these two assay systems provide information about what is occurring at the molecular level when living cells are in the presence of a foreign substance, including, but not limited to, activation of receptors and signaling pathways, changes in cell metabolism, damage to cellular components, cell death, tumorigenesis, teratogenesis, irritation and other reactions. Xenometrix has developed a proprietary software system for reporting and analyzing the results of its assays. This software has been evaluated to be Year 2000 compliant and no difficulties have arisen this calendar year.

-------------
+ Xenometrix(TM), Gene Profile Assay(TM), Ames II(TM), and Yeast Del(TM) are trademarks of Xenometrix, Inc.

     The Company has developed an abbreviated Bioinformatics database consisting of the gene response profiles of approved pharmaceutical products and other classes of compounds that are well known to wide range of industries. The Company believes that a larger, expanded Bioinformatics database would enhance the utility of all of its existing products, and might provide an additional revenue source. Proprietary software developed by Xenometrix and the search engines used in the database are "Year 2000" compliant and no difficulties have surfaced.

     Numerous public sources estimate that approximately $24 billion (Pharmaceutical Research & Manufacturers of America (PhRMA, 1999 Annual Survey) is spent annually on all phases of pharmaceutical research and development, of which over $3.8 billion is outsourced for pre-clinical development efforts (Ernst & Young, LLP). It has been estimated this market sector is growing at 29-32% annually (Hambrecht & Quist). Xenometrix believes that its products and services can add value to drug discovery and pre-clinical research efforts by providing important efficacy and safety data with regard to a compound's potential therapeutic effects and toxicity in a unique and cost-effective manner. The Company believes that its technology can add value to the chemical industry in ways similar to those described for the pharmaceutical industry.

Markets and Industry Background

     The Drug Discovery Process. The discovery and development of drugs has traditionally been a lengthy, expensive, inefficient and often unsuccessful process, typically taking 10 to 15 years from the inception of a research program until the market introduction of a drug. Costs are estimated at approximately $500 million to $650 million for development from concept through FDA marketing clearance, with only a small fraction of those compounds that enter pre-clinical testing actually receiving FDA marketing approval.

     Of the estimated $24 billion that will be spent on pharmaceutical research and development annually, approximately half of this amount will fund drug discovery and pre-clinical development efforts. Lower profit margins, shorter product lives, the proliferation of generic drugs, managed care and cost containment initiatives, together with scientific and technological advances, have created powerful incentives for drug developers to discover drugs more quickly and cost effectively. According to a PhRMA survey, approximately $832 million was spent on toxicology and safety testing in 1997 and $1.1 billion was spend in 1999. Xenometrix believes that its products, services and intellectual property can add value to drug discovery and pre-clinical research efforts by providing important efficacy and safety data with regard to a chemical compound's potential therapeutic effects and toxicity in a unique and cost effective manner.

     Drug discovery involves three key elements: (i) the target, such as a gene, enzyme, receptor or other protein, which is associated with a disease and on which the drug will act, (ii) potential drug compounds, and (iii) the assays or tests used to screen compounds to determine their effect upon the target. Drug discovery methods generally involve the synthesis and testing of large numbers of compounds in assays that contain targets designed to mimic aspects of a disease process. Chemicals that physically interact with the target, which are referred to as "hits" and are subjected to additional rounds of screening for specificity, potency and other desirable characteristics to identify lead compounds. Typically, lead compounds become the basis for additional synthesis programs creating hundreds or thousands of analogs that are then further screened. This process is typically referred to as "lead optimization." The lead optimization process generates drug development candidates that will be moved into FDA-mandated pre-clinical safety testing. Lead compounds become drug development candidates when they have been demonstrated to have the most promising combination of desirable characteristics such as pharmacological activity, potency, selectivity, minimal side effects and economic feasibility.

     The following diagram illustrates the steps in the drug discovery process. The Company believes that its assays may be used throughout the lead optimization and safety screening portions of the process, assisting drug developers to both develop "hits" into lead compounds and optimize lead compounds into drug development candidates.

(Graphic Omitted)


     Targets. Targets are specific biological molecules, such as genes, receptors or other proteins, which are believed to play a role in the onset or progression of a disease or medical condition. Most drugs work by binding to a target and affecting the target's biological function or activity. Thus, most drugs are discovered by identifying compounds that affect an established target's biological function. Recent completion of the whole human genome sequence and the development of enabling tools in genomics have led to a dramatic increase in the number of potential therapeutic targets available for drug discovery. Traditionally a receptor or an enzyme is researched thoroughly for three years before it is put into a screening program, however there may be thousands of new targets identified in the human genome. This increase in the number of targets begs the question of how much target validation is required before it enters a screening program.

     Potential Drug Compounds. Traditionally, chemists synthesized new compounds one at a time or isolated them from natural sources. Over the years, chemists in pharmaceutical firms built up collections of hundreds or thousands of compounds, or "libraries". In recent years, however, combinatorial chemistry techniques have been developed which have greatly increased the number and diversity of potential drug compounds. Some firms have used these techniques to quickly create chemical libraries of hundreds of thousands of molecules that can be tested against both established and novel targets to determine which compounds may become lead compounds or drug development candidates.

     Screening. After a target has been selected, the next step in drug discovery is to identify one or more drug candidates that have therapeutic effect on the target. Candidate are typically identified by the sequential synthesis and testing of large numbers of compounds against the target through the use of screens, such as a receptor-binding assay. If a compound binds with the target, the compound is considered a hit. While receptor-binding assay screens will indicate whether a particular compound has physically interacted with the target, such assays provide no additional information about the biological impact that the binding event had on the target. After re-testing confirms initial hits, secondary screening identifies which hits have the properties of a lead compound meriting further development efforts. Secondary screening evaluates numerous characteristics, including efficacy (the degree to which a compound produces the desired therapeutic effect), potency (the amount of the compound required to exert its effect) and specificity (the degree to which the compound does not affect unintended targets).

     Historically, screening was a manual process in which it was generally possible to test only limited numbers of compounds per day. Even though numerous distinct chemical structures exist, it was not unusual for traditional screening to be terminated after several years with no lead compounds identified after examining only a small portion of available compounds. Today, pharmaceutical and biotechnology companies with advanced drug discovery programs use robotic high throughput screening systems that can process thousands of compounds per day, resulting in a greater number of hits.

     Lead Optimization. After initial and secondary screening of hits has identified a lead compound, the lead compound will undergo an optimization stage where analogs or variations of the lead is sequentially synthesized and tested to identify the most promising drug development candidates. After the numerous chemical analogs of a lead compound have been synthesized, scientists then rely upon various types of laboratory tests, including additional receptor-binding assays, cell-based assays and in vivo testing, to determine whether a lead compound exhibits the characteristics of a drug development candidate.

     The Growing Drug Development Backlog. Drug discovery researchers have recently begun to apply a number of modern technologies to the early stages of the drug discovery and development process. Combinatorial chemistry has allowed scientists to develop more compounds for initial screening as well as to synthesize the large number of chemical analogs used for lead optimization in a shorter period of time. Automated high throughput screening has allowed scientists to test significantly higher numbers of chemical compounds and to generate numerous hits. The number of additional therapeutic targets will increase dramatically now that there is a complete sequence of the whole human genome. The backlog in the next few years will result from the work needed to validate these targets before they are put into screening programs.

     The methods used for safety assessment of hits and optimization of lead compounds have not kept pace with the new technologies being employed in other stages of the drug discovery process. Traditional methods, such as in vivo testing, have historically been too slow and expensive to be incorporated into higher volume development methods. As a result, there is a growing backlog of hits and lead compounds awaiting further evaluation. The Company believes that drug and chemical manufacturers are looking for alternatives to traditional testing techniques that can more quickly and cost effectively identify compounds for advancement through the drug development process.

     Receptor-binding assays consist of a target that is isolated from its natural cellular environment. If enough of the target can be isolated, such assays can be relatively simple to develop and perform. The artificial environment of such assays, however, has limited their usefulness in furthering the development process after initial hits have been identified. For example, in a cellular environment a receptor may be woven throughout the external surface of a cell while in a receptor-binding assay the receptor is completely removed from the cell. This differentiation can mean that a compound that has one effect in a receptor-binding assay can result in a significantly different interaction with the target in its natural cellular environment. Also, many receptors and cellular compounds cannot be isolated for use in receptor-binding assays.

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

     Currently, simple cell-based assays are subject to a number of limitations that prevent them from solving the development backlog of drug discovery companies. Cell-based assays have typically been difficult and time consuming to develop and perform due to the challenge of detecting the function of a target in a cell. The complexity of cellular assays has presented a challenge in their adaptation to high throughput screening applications. Some cell-based assays use simple cells, which are less complex than human cells in an attempt to create a more usable assay, however, simple cell-based assays are limited because they fail to mirror the complexity of a human cellular environment.

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

     Xenometrix has been involved in the characterization, licensing and commercialization of genes and gene constructs in cells for over seven years. The study of gene expression as an indicator of cellular response to a compound is relatively new and the Company believes that it has significant know-how relative to other companies entering this emerging area. Individual testing of compounds and the analysis of the gene expression they cause in a cellular environment is difficult because it involves purchases from multiple suppliers, integration of varying assay designs into a single system and complex quality control issues. The Company believes its technology platform significantly reduces these problems.

Technology, Products and Services

     One of the Company's cell-based assay systems, Gene Profile Assays, represents a cost-effective method of identifying the specific molecular mechanisms underlying the cellular response to exposure to a particular compound. The Company's other cell-based assay system, Genotoxicity Assays, assesses the carcinogenic potential of a chemical entity by measuring damage to DNA.

     Gene Profile Assays. The Company's Gene Profile Assays measure the activation of various bacterial and mammalian genes in response to exposure of a test compound. The monitored genes respond to compounds and test articles, with potential results indicating, among other things, information about the metabolic pathway of the cell's physiological response, whether the compound is an agonist or an antagonist, the potential toxicity of the compound, and the potential for the liver to metabolize the drug before it reaches its therapeutic target. Gene Profile Assay kits are shipped to customer locations in the United States and overseas, and are offered through the Client Research Laboratory for in-house testing at Xenometrix.

     The Company's Gene Profile Assays are not yet adapted for automated ultra high throughput screening;. however, parts of these assays are easily automated with standard off-the-shelf robotics to increase throughput. As part of the Company's collaborative agreement with OSI Pharmaceuticals, Inc. ("OSIP"), the Company has access to certain technology and know-how that will assist efforts to automate its Gene Profile Assays.

     Genotoxicity Assays. The Company's Genotoxicity Assays consist of the Ames II family of assays, which assess the mutagenic and carcinogenic potential of a compound by measuring specific types of damage to DNA. These assays are largely used in safety assessment, and are offered by Xenometrix for shipment to customers as well as through the Client Research Laboratory. The Company believes the Ames II assay offers both scientific and commercial advantages over the widely accepted original Ames assay. These advantages include automation that allows significantly more compounds to be tested, and new bacterial strains that provide more specific information about the mutations created by the compound. Xenometrix is the only company offering the Ames II family of assays.

     Software. Xenometrix has developed proprietary software to facilitate performing its assays and analysis and interpretation of results. The software used with gene profile assays records the results for a compound by reporting data regarding the compound's gene response induction profile from each assay and presents a graphical illustration producing a unique fingerprint of each compound's molecular response in the assays. The gene profile for a given assay can then be compared to profiles of well known compounds (derived from in vitro and in vivo test data) to assess a compound's relative activity and its impact on gene activity. The software used with the Ames II assays provides a statistical analysis of the test results. Xenometrix software is Year 2000 compliant.

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

     Potential Expansion of Current Products and Services. In order to expand its product offering and increase the usefulness of the Company's current products to drug discovery and development customers, Xenometrix believes that automation and the addition of gene endpoints and cell lines are desirable. The Company believes that a strategic alliance with chip technology would be synergistic; however, due to severe resource limitations, the Company has been unable to invest the funds necessary to expand its product line. The Company aggressively explores broad alternative transactions that might provide a strategic fit.

Business Development & Licensing

     Xenometrix's business development strategy has been and continues to generate revenue on licensing of the Company's intellectual property. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human, animal and yeast cells) to compounds. In September 1998, the Company was issued a U.S. patent covering similar subject matter. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells (including bacterial cells) to compounds. Xenometrix shares ownership of some of these patents with Harvard University, and has an exclusive worldwide license to Harvard's ownership interests of the intellectual property.

     In addition to the gene profiling patents, Xenometrix has an exclusive license to the bacterial strains used in the family of Ames II Assays from the University of California, Berkeley and an exclusive license for yeast strains used in Yeast DEL. The U.S. patent for the bacterial strains was issued October 1997 and its European equivalents was issued July 1998 to the University of California, Berkeley. The Company's President and Chief Executive Officer is an inventor on this patent estate.

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

Sales and Marketing

     The Company's primary target market for the sale of its products and services consists of large international research-based pharmaceutical companies as well as smaller biopharmaceutical and biotechnology companies. The Company's Client Research Laboratory is primarily responsible for maintaining and expanding business opportunities with existing customers and for developing collaborative relationships with new customers. The Company sells its products directly to pharmaceutical, chemical and biotechnology customers in the United States. International distribution in Germany, Switzerland, France, Belgium, United Kingdom and Japan is handled by distributors in Europe and Japan. The Company's technical staff supports the distributors with training and consultation at the Boulder facility as well as at the facility of clients when a client decides to bring the assays in-house.

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

     The Xenometrix manufacturing process involves growing cells in controlled environmental incubators, maintaining the cells under appropriate conditions and preparing the cells for shipment in 96-well plates. Bacterial assays include freeze-dried cells or frozen cells and are shipped so that they may be cultured at the customers' facility to perform the assays. Mammalian cell-based assays include live human cells immersed in a growth medium ready to be used with only a media change and equilibration with an appropriate environmental incubator. Gene Profile Assay kits contain both human and bacterial cells, while the Company's genotoxicity assay kits, contain only bacterial cells. Kits are offered for shipment to customer locations worldwide, as well as being offered through the Client Research Laboratory where the test is performed at Xenometrix.

     Apart from the genetically engineered cells and organisms developed and manufactured by Xenometrix and the Company's proprietary software, all of the components of the Company's assays are available from outside manufacturers. Certain of these components are currently provided to Xenometrix from a single source.

     Xenometrix maintains inventories of certain components and raw materials at what it believes to be prudent levels. Xenometrix believes that, if necessary, it would be able to obtain alternative sources of supply of these components. Any supply interruption, however, in a component or raw material that comes from one source only could have a material adverse effect on the Company's business when inventory is depleted and until a new source of supply is qualified.

Research and Development

     R&D efforts were focused on collaborations with clients by assisting them to validate Xenometrix's technology, and resolve technical issues. The Company collaborates with OSIP in developing new cell lines utilizing luciferase reporter constructs that are more amenable to automated high throughput screening systems.

Competition

     Competition in the drug discovery and development sector of the biotechnology industry is intense. The Company believes that its assays may be used throughout the secondary screening and lead optimization portions of the drug discovery process. The Company, therefore, faces competition from firms which are pursuing the same or similar technologies as those which constitute the Company's technology platform, as well as from all other technologies or processes that are or can be used by drug developers to develop "hits" into lead compounds or to optimize lead compounds into drug development candidates. The Company faces competition from other firms which, like Xenometrix, are developing drug discovery tools and services, and from drug researchers using their own proprietary drug discovery methods in-house. As a result, the Company faces competition from large pharmaceutical companies, biotechnology companies, academic and research institutions and governmental agencies.

     The Company's technology platform principally consists of using genetically engineered cell based assays to measure gene activation. The Company is also working to develop higher throughput screening capabilities for its assays. A number of pharmaceutical and biotechnology companies are active in the areas of gene expression assays and high throughput screening. Such competitors include Aurora Biosciences Corporation, Digital Gene Technology, Inc., Gene Logic, Inc., Perkin-Elmer Corporation, Phase-1 Molecular Toxicology, Inc. and OSI Pharmaceuticals. There may also be several private companies that are pursuing drug discovery using gene transcription methods that could be considered competitors of the Company. In addition, the Company faces competition from traditional methods used by drug researchers to identify and optimize lead compounds, such as receptor-binding assays, other in vitro assays and animal testing.

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

     It is very common in the drug discovery industry for biotechnology firms to have one or more significant corporate partners or collaborative arrangements or to merge or enter into other alliances or transactions. An important part of the Company's strategy is to enter into such arrangements with major biotechnology companies and/or drug discovery firms with complementary enabling technologies. The Company, therefore, competes for opportunities to enter into promising strategic arrangements with other companies and also competes for the limited funds which major pharmaceutical firms can commit to outsourced lead identification and optimization activities.

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

     Historically, pharmaceutical, chemical and biotechnology companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for the Company's products and services, have developed or are developing, at substantial cost, internal programs and methodologies to approach drug discovery efforts. The Company competes with the processes developed internally by pharmaceutical and biotechnology companies, who must be convinced that Xenometrix's drug discovery products and services justify outsourcing a portion of these activities to the Company or complete a license agreement to practice the Company's technology.

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

     The Company's core technology relates to eukaryotic and bacterial gene profiling assays and genotoxicity assays. This technology is protected by multiple patents and patent applications, some of which are jointly owned with Harvard University, and where Harvard's interests are exclusively licensed from Harvard. Other patents are exclusively licensed from the University of California at Berkeley and other entities. These exclusive license agreements cover five U.S. and five foreign patent equivalent portfolios that have been issued and certain additional patent applications. In general, these license agreements (i) provide for the payment of royalties on net sales of products covered by the licensed technology, (ii) provide for the payment of royalties on sublicense revenues received by Xenometrix (iii) provide for certain minimum royalties, and (iv) terminate upon the expiration of the last to expire patent included in the license. If the Company fails to meet its obligations under any such agreement, including payment of royalties or minimum royalties, such agreements may be terminated by the licensors.

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

     In addition, the Company has an exclusive license under one issued U.S. and Canadian patent and an additional patent application covering a process for detecting potential carcinogens by monitoring deletions in the yeast genome.

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

     The drug discovery industry, including screening technology companies, is intensely competitive. This industry has a history of patent litigation and will likely continue to have patent litigation concerning drug discovery technologies. A number of pharmaceutical and biotechnology companies, research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's technology. Some of the technologies, applications or patents of these entities may conflict with the Company's technologies, the patents and patent applications licensed by the Company, or the Company's patent applications. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in certain other countries generally are not published until more than eighteen months after they are filed and because publication of discoveries in scientific or patent literature often lag behind the date of actual discoveries, the Company cannot be certain that it or any of its licensors was the first creator of inventions covered by pending patent applications or that it or any such licensor was the first to file patent applications for such inventions. If an issue regarding priority of inventions were to arise with respect to any of the patents or patent applications of the Company or its licensors, the Company might have to participate in one or more interference proceedings declared by the U.S. Patent and Trademark Office or similar agencies in other countries to determine priority of invention, which could result in substantial cost to the Company, whether or not the result of such proceedings was favorable to the Company.

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

Governmental Regulation

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

     The Company's products and services do not require FDA, EPA or other regulatory approval before they can be used by Xenometrix clients. However, Xenometrix is, or may become subject to, various other federal, state and local laws, regulations and recommendations relating to safe working conditions, good laboratory and manufacturing practices and the disposal of hazardous or potentially hazardous substances.

Employees

     As of September 25, 2000 the Company has two full time and three part time employees, and seven independent consultants, some of whom were Xenometrix employees, who contribute to the operations on a fee-for-service basis. Of these, five are engaged in scientific and technical activities, and the others are primarily focused in business development, licensing, finance and general administration. The Company's success depends, in large part, upon the continued services of its key scientific, technical and senior management staff, and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees is represented by a labor union and Xenometrix has not experienced any work stoppages. Xenometrix considers its relations with its employees to be good.

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

     Cellular - Pertaining to the cell, the plant or animal structure containing genetic material. The cell is a basic building block of all organisms.

     Client Research Laboratory - Xenometrix's service laboratory, which performs assays and contract research for the Company's clients.

     Combinatorial Chemistry - Typically, the application of robotics in chemical reactions to make systematic changes in chemical structures to produce tens of thousands of distinct compounds quickly and inexpensively that can be tested for biological activity.

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

     Gene - The fundamental physical unit of heredity. A linear series of deoxyribonucleotides (DNA) encoding a specific protein, protein part, or function. Chromosomes are made up of genes.

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

     Luciferase - A protein that, when combined with the appropriate substances causes the emission of light.

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

     Protein - Molecules composed of amino acids, responsible (as enzymes) for many of the cell's biological reactions, and signaling events. Proteins are encoded by mRNA which are encoded by genes.

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

                 Quarter Ended:                   High              Low
                 --------------                   ----              ---
           September 30, 1998                      0.47              0.13
           December 31, 1998                       0.38              0.03
           March 31, 1999                          0.34              0.06
           June 30, 1999                           0.45              0.20
           September 30, 1999                      0.30              0.16
           December 31, 1999                       0.59              0.19
           March 31, 2000                         11.88              0.50
           June 30, 2000                           3.88              0.81

     As of September 25, 2000 there were 94 holders of record of Common Stock.

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

Overview

     The Company's clients include companies in the chemical, pharmaceutical, biotechnology, consumer products, environmental industries and governmental agencies that have a need to assess the action of their products on living cells. The Company's proprietary gene expression profiles may provide valuable information that can be used in assessing relative risk of clients' products or their constituents and in validating therapeutic gene targets. In the pharmaceutical industry, the Company believes its technology can help companies evaluate and optimize the growing number of drug leads emerging from higher throughput screening of the libraries of chemicals against the increasing number of therapeutic targets identified from the recently completed sequencing of the human genome.

     The Company focused a significant portion of its previous effort and resources developing and marketing its products and services to companies for testing, evaluation and optimization of their lead compounds. The timing and amount of revenues from sales of products and services to the drug discovery and development and chemical markets cannot be predicted with certainty. More recently, the Company directed its efforts toward sublicensing its intellectual property. Similarly, the Company's ability to enter into license agreements and meaningful collaborative arrangements with customers or other potential collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

     While the Company continues to pursue potential licensing partners, the Company focuses a significant portion of its efforts to aggressively explore broad business arrangements and other transactions with parties whose current or future business activities are complementary and whose technology is synergistic to those of the Company's. During the fiscal year ended June 30, 2000, Xenometrix recognized $1,661,000 of revenue from license agreements related to the Company's intellectual property, representing approximately a 40% decrease in licensing revenue from $2,730,000 in the fiscal year 1999.

     The Company last restructured its operations in February 1999, reducing its personnel to four full time employees. As of September 25, 2000 the Company's has two full time employees (with Ph.D. degrees), three part-time employees and seven independent consultants. Of these consultants most have been Xenometrix employees and currently contribute to the Company's operations on a fee for service basis. Of the twelve employees and consultants, two have Ph.D. degrees, one is an M.B.A., one is a Certified Public Accountant (CPA), and five have Bachelor degrees in science or related technical fields. Six are engaged in client research, scientific and technical activities, and the others are focused on business development, sublicensing, finance and general administration.

     At June 30, 2000, Xenometrix had an accumulated deficit of $15,622,000 that is approximately $527,000 less than the deficit of $16,149,000 at June 30, 1999. The Company has significant future cash expenditure requirements related to the accumulated accounts payable and to the further development and/or maintenance of its intellectual property, its products and client service operations and SEC reporting requirements.

     At September, 25, 2000 the Company had cash of approximately $236,000. The Company estimates that this cash together with projected collections on licensing revenues and accounts receivable from customers will be sufficient to meet its operating needs approximately through December 31, 2000.

     In order to fund its operations, the Company borrowed an aggregate of $1,500,000 in Senior Promissory Notes and Warrants from June 1997 to January 1998 under a short-term line of credit that was secured by all the assets of the

Company. The Company repaid the Notes in full in September 1999 and the Note holders exercised the Warrants in a cashless transaction in March, 2000. Currently the Company has no liens secured by its assets.

Results of Operations

     Comparison of the Fiscal Years Ended June 30, 2000 and June 30, 1999
     --------------------------------------------------------------------

     Revenue. For the fiscal year ended June 30, 2000, revenue decreased 40% to $1,875,000 from $3,137,000 reported in the prior year. Approximately 89% of the revenue for the fiscal year 2000 was from up-front and annual sublicensing payments relating to the Company's intellectual property. Sales of products and services from the Company's Client Research Laboratory declined 47% to $214,000 from $407,000 reported in the prior year, primarily due to a decline in the demand for kits and laboratory service work. This decline in gross sales of kits and services is also due in part, to the Company's focus on its business development activities including broad strategic transactions and sublicensing efforts, at the expense of aggressively marketing its kits and services.

     Gross Profit. For the fiscal year ended June 30, 2000, gross profit decreased to $1,215,000 from $2,128,000 reported in the prior year. The 43% decrease in gross profit was due to a decline in both revenues from licensing efforts and the sale of products and services fees. The cost of licensing revenue was $273,000 representing mostly royalties paid to third party ownership interests in the Company's intellectual property under existing exclusive license agreements and commissions. Gross profit margins on revenue from sales of products and services declined approximately 81% in the current fiscal year, compared to approximately a decline of 38% from the prior year, primarily due to declining kit sales and laboratory service work while fixed costs in manufacturing and service work remained approximately the same. Fixed costs associated with overhead was $276,000 in fiscal year 2000 as compared to $336,000 in fiscal year 1999.

     Research and Development Expenses (R&D). R&D expenses for the fiscal year ended June 30, 2000 decreased 74% to $73,000 from $276,000 reported in the prior year. This decrease was primarily attributable to the restructuring of the Company that resulted from downsizing R&D operations in February 1999.

     Selling, General and Administrative Expenses (SG&A). For the fiscal year ended June 30, 2000, SG&A expenses were $615,000, down 42% from $1,061,000 in the prior year. This decrease was attributable primarily to the reduction from four officers to one resulting from the restructuring of February 1999. Other reductions resulted from continued cutting of general costs and re-negotiation of essential administrative contracts throughout the current fiscal year without compromising on the quality of operations.

     Interest Income (Expense), Net. During the fiscal year ended June 30, 2000, the Company incurred net interest expense of $8,000 compared to $242,000 down 97% from the prior fiscal year. The net interest expense incurred in the current fiscal year was due primarily to interest accrued on the $242,000 unpaid balance in Notes payable from June 30, 1999 until payment in full on September 15, 1999. In the prior fiscal year, the Company's net interest expense incurred was greater because the principal amount was higher and interest was incurred throughout the fiscal year.

     Net Income. For the fiscal year ended June 30, 2000, net income was $527,000 or $0.16 per share fully diluted share compared to a net income of $549,000 or $0.17 per share fully diluted, reported for the prior year.

     Comparison of the Fiscal Years Ended June 30, 1999 and June 30, 1998
     --------------------------------------------------------------------

     Revenue. For the fiscal year ended June 30, 1999, revenue increased 66% to $3,137,000 from $1,886,000 reported in the prior year. The increase was attributable to revenue from up-front licensing fees and option payments relating to Company's gene expression profiling patents issued in 1998 in the United States and in Europe. Sales of products and service revenue from the Company's client research laboratory declined 33% to $407,000 in the fiscal year 1999 from $611,000 reported in the 1998 fiscal year, primarily due to a decreased demand for laboratory service work, and a decrease in the pricing of the kits and services as a strategy to increase the volume of sales.

     Gross Profit. For the fiscal year ended June 30, 1999, gross profit increased to $2,128,000 from $1,259,000 reported in the 1998 fiscal year. The increase in gross profit was due to the large portion of total revenue from licensing fees and option payments. The cost of licensing revenue was $449,000, representing mostly royalties due to Harvard University under the Company's existing licensing agreement. Gross profit margins on revenue from sales of products and services declined approximately 38% in the 1999 fiscal year, compared to an increase of 14% in the 1998 fiscal year.

     Research and Development Expenses (R&D). R&D expenses for the fiscal year ended June 30, 1999 decreased 76% to $276,000 from $1,150,000 reported in the prior year. This decrease was primarily attributable to the restructuring of the Company that downsized R&D operations and to refocusing a portion of the R&D personnel efforts on manufacturing and quality control.

     Selling, General and Administrative Expenses (SG&A). For the fiscal year ended June 30, 1999, SG&A expenses were $1,061,000, down 42% from $1,833,000 in the prior year. This decrease was primarily attributable to the reduction of five officers of the Company to one during fiscal year 1999.

     Interest Income (Expense), Net. During the fiscal year ended June 30, 1999, the Company incurred net interest expense of $242,000 compared to net interest expense of $ $641,000 in the 1998 fiscal year. The net interest expense incurred in the 1998 fiscal year includes interest accrued on the $1,500,000 Notes at the stated interest rate, the amortization of the values attributable to the initial issuance and subsequent repricing of warrants issued in conjunction with the Notes and the amortization of deferred financing costs associated with bridge financing line of credit.

     Net Income (Loss). For the fiscal year ended June 30, 1999, net income was $549,000 or $0.17 per fully diluted share compared to a net loss of $2,365,000 or $0.80 per share fully diluted, reported for the 1998 fiscal year.

Liquidity and Capital Resources

     At June 30, 2000 the Company's cash and cash equivalents were $553,000 compared to $137,000 at June 30, 1999. During the current year $821,000 was provided by the Company`s operations, and $179,000 was invested in patents. Most of the patent costs were attributed to the development of a response filed in the European Patent Office in May 2000 to address oppositions filed in Europe before August 1998. The cost of the Company's operations was provided for mainly by revenues generated from its licensing activities.

     At June 30, 2000, Xenometrix had an accumulated deficit of $15,622,000 that is approximately $527,000 less than the $16,149,000 at June 30, 1999. The Company has significant future cash expenditure requirements related to the accumulated accounts payable and to the development and maintenance of its intellectual property. The Company's future capital requirements may be substantial and will depend on many factors. These factors may include the cost involved in filing, prosecuting, maintaining and enforcing patent claims, the cost of broad business transactions and the resumption of Xenometrix's research and development programs to access new technologies. Other factors may include: the pace of growth or decline, if any, in sales and services; the cost associated with commercialization of its products; payments received under and changes in licensing agreements; prospective collaborative agreements, prospective broad business transactions; legal and administrative expenses; and the cost and availability of third party financing for capital expenditures.

     Between June 20, 1997 and January 12, 1998, Xenometrix issued Notes in the total amount of $1,500,000 to serve as bridge financing, collateralized by a security interest in all of the assets of the Company. The Company has repaid the Notes in full and the Note holder has exercised all warrants issued with these Notes in a cashless transaction. The Note holders no longer have a security interest against the assets of the Company.

Risk Factors

     The following risk factors should be read in conjunction with information appearing elsewhere in this Report.

     Going Concern Qualification. As of June 30, 2000 the Company has suffered losses in prior years from operations and has an accumulated deficit of $15,622,000, which raise substantial doubt about its ability to continue as a going concern. Losses to date have resulted principally from research, product development, intellectual property development, administrative, and marketing expense. The Company's ability to maintain profitability depends in part on its ability to sublicense its intellectual property and to market, sell and support its products and services successfully. There can be no assurance that the Company's sublicensing efforts will continue to generate revenue for the Company. There can also be no assurance when, or if, any of the Company's current or future products will be commercially successful or that the Company will continue to operate profitably in the future.

     Future Capital Needs; Inability to Access Capital Markets; Delisting of the Company's Securities. The Company estimates that its cash resources at September 25, 2000 will be sufficient to fund anticipated operating expenses and working capital requirements though December 31, 2000. The Company is aggressively exploring other broad business transactions including a willingness to entertain offers for the purchase of the Company and is evaluating its strategic alternatives. There can be no assurance that a sale of the business or other strategic equity transaction that would raise additional capital for the Company will be consummated.

     Uncertainties Regarding Patents and Proprietary Rights. The Company believes that patents and other proprietary rights are important to the development of its business. During the past year, the Company's efforts to sublicense its intellectual property have generated the majority of the Company's revenues. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company's core technology relates to eukaryotic and bacterial gene profiling assays and genotoxicity assays. This technology is protected by multiple patents and patent applications, some of which are owned by Xenometrix, and others are exclusively licensed from Harvard University, the University of California at Berkeley and other entities. The exclusive license agreements cover five U.S. and foreign equivalents that have been issued and certain additional patent applications. In general, these license agreements (i) provide for the payment of royalties on net sales of products covered by the licensed technology, (ii) provide for the payment of royalties on sublicense revenues received by Xenometrix (iii) provide for certain minimum royalties, and (iv) terminate upon the expiration of the last to expire patent included in the license. If the Company fails to meet its obligations under any such agreement, including payment of royalties or minimum royalties, such agreements may be terminated by the licensors.

     The Company was in disagreement with Harvard on a section of the Company's license agreement from Harvard and filed a Demand for Arbitration with American Arbitration Association in December 1998. Arbitration proceedings were suspended in April 1999 by mutual agreement between the Company and Harvard University in favor of negotiating the differences directly. The Company has settled the differences with Harvard University and expects to continue to enjoy exclusivity of Harvard's interest in the patent estate. Any possible gains resulting from the settlement have yet to be determined and will be included in next reporting period.

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

     Dependence upon Collaborative Arrangement. It is common for biotechnology companies to have one or more significant corporate partners or collaborative relationships. Although the Company has been successful in obtaining sublicensing partners, the Company has very limited experience with respect to broader collaborative relationships. There can be no assurance that the Company will be successful in entering into meaningful arrangements on terms acceptable to Xenometrix, that any collaborative partner will perform its responsibilities under any such arrangement or that any or all of the contemplated benefits from such collaborative arrangements will be realized. The failure of the Company to successfully develop such relationships would have a material adverse effect on the Company's business and results of operations.

     Fluctuations in Operating Results The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of licensing new partners, timing of product and commercialization programs of the Company's customers, the timing and terms of corporate partner agreements or other transactions entered into by Xenometrix, the timing of sales and marketing expenses, the timing and size of orders and the introduction of new products by the Company and by competitors. The Company's current and planned expense levels are based in part on its expectations as to future revenue. Consequently, revenue and operating results may vary significantly from quarter to quarter or year to year and revenue and operating results in any period will not necessarily be predictive of results in subsequent periods.

     Manufacturing; Dependence on Outside Suppliers. Although Xenometrix has produced quantities of certain of its products for limited sales. Certain key components and raw materials used in the manufacturing of the Company's products are currently provided by single source vendors. Although the Company believes that alternative sources for such components and raw materials are available, an interruption in the supply of a sole-sourced raw material would have a material adverse effect on the Company's ability to manufacture products until a new source of supply was qualified and, as a result, might have a material adverse effect on the Company's business. In addition, an incorrect impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products and/or the performance of the product. Also, because the Company is a small customer of many of its suppliers, there can be no assurance that suppliers will devote adequate resources to supplying the Company's needs.

     Dependence upon Key Personnel. The Company depends on the services of certain key personnel, particularly those of Dr. Pauline Gee, its President and Chief Executive Officer. The Company does not maintain key man insurance policies on the lives of its executives. Currently, the Company does not have an employment agreement with Dr. Gee but expects to negotiate an agreement in the next quarter. Xenometrix believes that the loss of the services of this key employee could have a material adverse effect on the Company. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the loss of any such qualified employees, or an inability to attract, retain and motivate any additional highly skilled employees necessary for the maintenance and expansion of the Company's activities, could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its existing personnel or to attract additional qualified employees.

     Risk of Contamination The Company relies heavily on the maintenance and distribution of mammalian, yeast and bacterial cells for the manufacturing of its various products. Although rare, contamination of cell culture, particularly mammalian culture, by the introduction of agents such as molds, fungi, mycoplasma or bacteria, is a risk associated with these processes. It is possible that assays may perform aberrantly as a consequence of undetected contamination. If such contamination were to be detected, the Company might be required to halt production of particular assay(s) in order to establish the cause and eliminate such contamination. The Company has established quality control standards for minimizing the potential for contamination, and for effectively eliminating contamination after it is detected, but cannot guarantee that such contamination will not occur.

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

                          Item 7. Financial Statements

     The financial statements begin on page F1.

Index To Financial Statements


Report of Independent Accountants for Years Ended June 30, 2000
and 1999..................................................................  F-1

Balance Sheets as of June 30, 2000 and 1999...............................  F-2

Statements of Operations for the Years Ended June 30, 2000 and 1999.......  F-3

Statements of Changes in Stockholders' Equity for the Years Ended
June 30, 2000 and 1999....................................................  F-4

Statements of Cash Flows for the Years Ended June 30, 2000 and 1999.......  F-5

Notes to Financial Statements.............................................  F-6

               Report of Independent Certified Public Accountants





Board of Directors and Stockholders
Xenometrix, Inc.
Boulder, Colorado


We have audited the accompanying balance sheets of Xenometrix, Inc. as of June 30, 2000 and 1999 the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xenometrix, Inc. as of June 30, 2000 and 1999 and the results of operations and cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses in prior years from operations and has an accumulated deficit of $15,622,000, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    Gordon, Hughes & Banks, LLP

August 2, 2000
Englewood, Colorado



                                            Xenometrix, Inc.
                                             Balance Sheets

Assets
                                                                                      June 30,
                                                                           ----------------------------
                                                                                2000           1999
                                                                           ------------    ------------


Cash and cash equivalents                                                  $    553,000    $    137,000
Accounts receivable, net of allowance for doubtful accounts
     of $4,000 and $5,000 in 2000 and 1999, respectively                         15,000          80,000
Inventory, net                                                                   26,000          46,000
Prepaid insurance                                                                73,000          83,000
Other current assets                                                             34,000          22,000
                                                                           ------------    ------------
     Total current assets                                                       701,000         368,000

Property and equipment, net                                                     285,000         453,000
Patents, net of accumulated amortization of $733,000 and
     $584,000 in 2000 and 1999, respectively                                    403,000         373,000
Other assets                                                                     28,000          28,000
                                                                           ------------    ------------
                                                                           $  1,417,000    $  1,222,000
                                                                           ============    ============

                                  Liabilities and Stockholders' Equity


Accounts payable                                                           $    331,000    $    361,000
Accrued salaries and wages                                                      132,000         143,000
Other accrued liabilities                                                       465,000         529,000
Senior promissory notes                                                            --           242,000
                                                                           ------------    ------------
     Total current liabilities                                                  928,000       1,275,000

Commitments and contingencies (Note 4)

Stockholders' Equity:
Preferred stock -- $0.001 par value; 5,000,000 shares
     authorized, no shares issued and outstanding
     at June 30, 2000 and 1999                                                     --              --
Common stock -- $0.001 par value; 20,000,000 shares
     authorized, 3,355,000 and 2,950,000 shares issued and
     outstanding at June 30, 2000 and 1999, respectively                          3,000           3,000
Additional paid-in capital                                                   16,108,000      16,093,000
Accumulated (deficit)                                                       (15,622,000)    (16,149,000)
                                                                           ------------    ------------
     Total stockholders' equity (deficit)                                       489,000         (53,000)
                                                                           ------------    ------------
                                                                           $  1,417,000    $  1,222,000
                                                                           ============    ============


               The accompanying notes are an integral part of these financial statements.

                                Xenometrix, Inc.

                             Statements of Operations








                                                         Year Ended June 30,
                                                         -------------------
                                                         2000           1999
                                                         ----           ----

Revenue:
      Products and services                          $   214,000    $   407,000
      Licensing revenue                                1,661,000      2,730,000
                                                       ---------      ---------
      Total revenue                                    1,875,000      3,137,000

Cost of revenue:
      Cost of products and services                      387,000        560,000
      Cost of licensing revenue                          273,000        449,000
                                                       ---------      ---------
      Total cost of revenue                              660,000      1,009,000
                                                       ---------      ---------
        Gross profit                                   1,215,000      2,128,000
                                                       ---------      ---------
Research and development                                  73,000        276,000
Selling, general and administrative                      615,000      1,061,000
                                                       ---------      ---------
      Total operating expense                            688,000      1,337,000
                                                       ---------      ---------
Operating income                                         527,000        791,000


      Interest income (expense), net                      (8,000)      (242,000)
      Gain on disposal of assets                           8,000           --
                                                       ---------      ---------

        Net income                                   $   527,000    $   549,000
                                                       =========      =========
Income per common share - basic                      $      0.17    $      0.19
                                                       =========      =========
Income per common share - fully diluted              $      0.16    $      0.17
                                                       =========      =========
Weighted average shares outstanding - basic            3,077,000      2,948,000
                                                       =========      =========
Weighted average shares outstanding - fully diluted    3,389,000      3,158,000
                                                       =========      =========


   The accompanying notes are an integral part of these financial statements.



                                                Xenometrix, Inc.
                                  Statements of Changes in Stockholders' Equity



                                            Common Stock                           Additional
                                         --------------------         Paid in     Accumulated
                                         Shares        Amount         Capital      (Deficit)            Total
                                     ------------   ------------   ------------   ------------    ------------
Balance at June 30, 1998                2,948,000   $      3,000   $ 16,093,000   $(16,698,000)   $   (602,000)

Stock options exercised                     2,000           --
Net income                                                                             549,000         549,000
                                     ------------   ------------   ------------   ------------    ------------
Balance at June 30, 1999                2,950,000          3,000     16,093,000    (16,149,000)        (53,000)

Stock options exercised                    38,000                        12,000                         12,000
Warrants converted to common stock        367,000                         3,000                          3,000
Net income                                                                             527,000         527,000
                                     ------------   ------------   ------------   ------------    ------------
Balance at June 30, 2000                3,355,000   $      3,000   $ 16,108,000   $(15,622,000)   $    489,000
                                     ============   ============   ============   ============    ============

                   The accompanying notes are an integral part of these financial statements.

                                                      F-4




                                  Xenometrix, Inc.
                              Statements of Cash Flows

                                                                Year Ended June 30,
                                                           --------------------------
                                                               2000           1999
                                                               ----           ----
Cash flows from operating activities:
Net income                                                 $   527,000    $   549,000
Adjustments to reconcile net income to net cash provided
by operating activities:
      Depreciation and amortization                            317,000        358,000
      Amortization of note discount                               --          105,000
      Provision for doubtful accounts                           (1,000)        (5,000)
      Changes in assets and liabilities:
          Accounts receivable                                   65,000         40,000
          Inventory                                             20,000          9,000
          Prepaid insurance                                     10,000         98,000
          Other current assets                                 (12,000)         1,000
          Accounts payable and accrued liabilities            (105,000)        89,000
                                                           -----------    -----------
      Net cash provided by operating activities                821,000      1,244,000
                                                           -----------    -----------

Cash flows from investing activities:
      Patent acquisition cost                                 (179,000)      (190,000)
                                                           -----------    -----------
      Net cash used by investing activities                   (179,000)      (190,000)
                                                           -----------    -----------

Cash flows from financing activities:
      Repayments of senior promissory notes                   (242,000)    (1,258,000)
      Net proceeds from issuance of common stock                16,000           --
                                                           -----------    -----------
      Net cash used by financing activities                   (226,000)    (1,258,000)
                                                           -----------    -----------

Net change in cash                                             416,000       (204,000)
Cash and cash equivalents at beginning of year                 137,000        341,000
                                                           -----------    -----------
Cash and cash equivalents at end of year                   $   553,000    $   137,000
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
      Interest paid                                        $     9,000    $   291,000
                                                           ===========    ===========


      The accompanying notes are an integral partof these financial statements.

                                        F-5

                                XENOMETRIX, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

     Xenometrix, Inc. ("Xenometrix" or the "Company"), a Delaware corporation, is a biotechnology company with proprietary technology designed to characterize the cells' response to pharmaceutical compounds and other chemicals. The Company's gene response profiling systems improve the effectiveness of drug discovery and development for the pharmaceutical industry and the manufacture of chemicals used in the production of many commodities. Xenometrix genetically engineers living cells with gene promoters that enable researchers to quantify the level of gene expression when the cells are exposed to chemicals and other agents like ultraviolet light. This proprietary platform technology is used by chemical, pharmaceutical, and biotechnology companies to optimize their products. Xenometrix offers this technology in the form of molecular information assays that are used by customers in their facilities. The Company's Client Research Laboratory provides a testing and evaluation service to clients who do not wish to perform the evaluation of their compounds in their own facilities. The Company offers reasonable worldwide non-exclusive licenses to companies that engage in gene expression profiling of chemicals. Xenometrix was incorporated on July 24, 1991.

Financial Condition

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. At June 30, 2000, Xenometrix had an accumulated deficit of $15,622,000, which is approximately $527,000 less than the $16,149,000 deficit at June 30, 1999. At June 30, 2000, the Company had cash equivalents of $553,000. The Company has significant future cash expenditure requirements related to the accumulated accounts payable. Management believes that the cash equivalents on hand and the cash to be provided from accounts receivable and licensing agreements will be sufficient to meet those requirements through December 2000. The Company's future capital requirements will depend on many factors, including the pace of growth, if any, in sales and services, progress of Xenometrix's research and development programs, the cost of obtaining access to new technology, the cost involved in filing, prosecuting and enforcing patent claims, payments received under prospective collaborative agreements, agreements for and changes in collaborative research relationships, the cost associated with commercialization of its products, the cost and availability of third party financing for capital expenditures, the cost of forming strategic alliances and legal and administrative expense. While Management believes that actions presently taken to revise the Company's operating and financial requirements might provide the opportunity for the Company to continue as a going concern, the Company continues to explore strategic alternatives and opportunities to continue to develop its competitive position in pharmacogenomics.

Revenue Recognition

     Revenue from product sales is recognized upon shipment. Revenue from contract laboratory services and product development is recognized as such services are performed and a study report is shipped. Revenue from the up-front payments and annual royalty payments due to the Company under patent licensing agreements is recognized upon receipt of monies, provided the Company has no future obligation with respect to such payments and provided the arrangements contain no provisions which would permit offsetting those payments against future royalties or other sums due to the Company.

Financial Instruments and Concentration of Credit Risk

     Credit risk represents the accounting loss that would be recognized if counterparties to financial instruments failed to perform as contracted. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, receivables, prepaid expenses and deposits. The Company maintains its cash at a high quality financial institution. Receivables are from customers and partners in the pharmaceutical industry and have historically demonstrated payment in less than 90 days. Prepaid expenses relate to insurance policies, all of which are in force, and deposits are associated with office and laboratory space and equipment leases currently in use. The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values.

     Xenometrix sells its products and services primarily to companies in the pharmaceutical, biotechnology, chemical, and consumer products industries as well as to governmental agencies, which means receivables are concentrated in these sectors. The market for the products and services sold by Xenometrix is to a limited number of customers. During the year ended June 30, 2000, one customer accounted for 36% of total product and services which is 4% of total revenue. Export sales accounted for 61% of total sales, with 36% in Switzerland, 11% in Japan, 7% in Canada, 4% in Belgium and 4% in Germany. In the year ended June 30,1999, one customer accounted for 56% of total product and services which was 11% of total revenue. Export sales accounted for 68% of total sales, with 56% in Switzerland, 8% in Belgium and the remaining 3% in several European and Asian countries.

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

Licensing Revenue

     During the years ended June 30, 2000 and 1999, the Company entered into several nonexclusive license agreements and option agreements relating to the licensing and the sub-licensing of the Company's patents, licensed patents, and intellectual property. In accordance with the terms of the non-exclusive license agreements, the Company recognized up-front payments and annual royalty or maintenance payments received as licensing revenue during the years ended June 30, 2000 and 1999.

Research and Development Cost

     Research and development costs are expensed as incurred.

Net Income (Loss) Per Common Share

     Net income (loss) per common share is computed using the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). SFAS No. 128 establishes standards for computing and presenting EPS. Basic income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the treasury stock method to determine the weighted-average number of common shares, based on potentially dilutive common stock options and warrants and the assumed conversion of any other dilutive convertible securities outstanding during the period.

Stock Options and Warrants

     The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee (directors are treated as employees) must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method for stock based compensation including employee (and director) compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements for SFAS No. 123. Changes in any terms of warrants issued to other than employees and directors are treated as a replacement of the old warrants with new warrants. In accordance with SFAS 123, the Company records the increment in value of the new warrants over the old warrants as additional expense using the fair value based method calculation.

Statement of Cash Flows

     Xenometrix considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents.

Inventory

     Inventory is stated at the lower of cost or market and is computed using the first-in, first-out method. Inventory is comprised of raw materials of $27,000 and $37,000 and work in process of $3,000 and $13,000 at June 30, 2000 and 1999, respectively. The Company recorded reserves for inventory obsolescence of $4,000 at June 30, 2000 and 1999.

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

Reclassifications

     Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

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

Impairment of Long-Lived Assets

     The Company adheres to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Company reviews the carrying value of its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

Capital Structure

     The Company utilizes Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires companies to disclose all relevant information regarding their capital structure.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components to the same prominence as other financial statement items. The Company adopted SFAS No. 130 during the year ended June 30, 1999, with no material impact on the Company's reported financial statements.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company adopted SFAS No. 131 for the 1999 fiscal year. The company has one segment.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and other Post Retirement Benefits" (SFAS No. 132) requires employers' disclosures about pension and other post retirement benefit plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable and requires information on the changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis. The Company adopted SFAS No. 132 in fiscal year 1999, with no material impact on its financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of FASB No. 133. SFAS NO. 137 is effective for fiscal years beginning after June 15, 2000. Additionally, in August 2000, the FASB issued statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses a limited number of issues causing implementation difficulties for numerous entities that apply FASB statement 133. The Company adopted SFAS No. 133 and its subsequent amendments in the fiscal year 2000 with no resulting impact on its financial statements.

2.  Property and Equipment

     Property and equipment is stated at cost and is comprised of the following:

                                                                June 30
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------
Laboratory equipment.................................. $ 379,000      $ 388,000
Leasehold improvements................................   501,000        501,000
Computer equipment and software.......................   157,000        158,000
Office equipment and furniture........................   208,000        208,000
                                                       ---------      ---------
                                                       1,245,000      1,255,000
Less accumulated depreciation and amortization........  (960,000)      (802,000)
                                                       ---------      ---------
                                                       $ 285,000      $ 453,000
                                                       =========      =========

Depreciation expense for the years ended June 30, 2000 and 1999 was approximately $169,000 and $201,000, respectively.

3.  Commitments and Contingencies

Leasing Arrangements

     Xenometrix leases certain of its equipment and its facilities under non-cancelable operating leases. Future minimum lease payments under such leases at June 30, 2000 are as follows:

Year Ending June 30,
       2001.................................................           $351,000
       2002.................................................            328,000
       2003.................................................             27,000

Thereafter..................................................              --
                                                                       --------
                                                                       $706,000
                                                                       ========

Gross rent expense for the years ended June 30, 2000 and 1999 was approximately $349,000 and $344,000, respectively. Gross rent expense for the years ended June 30, 2000 and 1999 has been reduced by approximately $215,000 and $139,000, respectively, for payments made to Xenometrix under a sublease agreement with another biotechnology company.

Royalty Agreements

     During the years ended June 30, 2000 and June 30, 1999, Xenometrix expensed total royalties of $284,000 and $505,000 respectively. Xenometrix is obligated to pay royalties on sales of testing kits or services and on sub-licensing revenues pursuant to various technology licenses. These royalties are paid to universities, not-for-profit research institutes and companies that have royalty-sharing agreements with Xenometrix. Both current and former officers of the Company have royalty-sharing agreements with these universities.

4.  Senior Promissory Notes

     Between June 20, 1997 and January 12, 1998, Xenometrix issued notes in the total amount of $1,500,000 to serve as bridge financing. The notes were collateralized by a security interest in all of the assets of the Company. In connection with the issuance of these notes, the Xenometrix issued warrants to purchase 499,995 shares of common stock. The notes were paid in full and the warrants were exercised under the cashless option during the year ended June 30, 2000.

5.  Stock Options

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

     On April 26, 1999, the Board of Directors authorized the cancellation of 55,000 options from Stephen J. Sullivan's total stock option grants. The Board authorized that Mr. Sullivan's remaining options would continue to vest from the date of granting from when Mr. Sullivan was an employee of Xenometrix until he is no longer Chairman of the Board.



     Stock option transactions are summarized below:

                                         Employee Plan             Director Plan
                                     ---------------------    -----------------------
                                                 Weighted                   Weighted
                                                ----------                 ----------
                                                  Average                   Average
                                                ----------                 ----------
                                               Exercise Price           Exercise Price
                                                  of Shares                Of Shares
                                     --------    ----------    --------    ----------
                                      Shares     Under Plan     Shares     Under Plan
                                     --------    ----------    --------    ----------
Outstanding at June 30, 1998          616,647    $     0.35     60,000    $      0.38
Granted...........................     95,163          0.21     70,000           0.20
Exercised.........................     (2,112)         0.16       --             --
Forfeited                            (343,239)         0.34    (25,000)          0.30
                                     --------    -----------   --------    -----------
Outstanding at June 30, 1999          366,459    $     0.33    105,000    $      0.28
                                     ========    ===========   ========    ===========
Granted                               110,364    $     5.36     60,000    $      6.50
Exercised                             (12,305)         0.30    (25,000)          0.34

Forfeited                              (7,500)         0.24       --             --
                                     --------    -----------   --------    -----------
Outstanding at June 30, 2000          457,018    $     1.52     140,000    $     2.93
                                     ========    ===========   ========    ===========
 ...........
Available for issue, June 30, 2000    465,949                   174,500
                                     ========                  ========


     The following table summarizes information concerning outstanding and exercisable options as of June 30, 2000:

                                            Outstanding                                    Options Exercisable
                        -----------------------------------------------------       -----------------------------------
                                              Weighted
                                              Average             Weighted                               Weighted
                                             Remaining            Average                                Average
     Exercise              Number         Contractual Life        Exercise            Number             Exercise
       Price            Outstanding           In Years             Price            Exercisable           Price
-------------------- ------------------- ------------------- ------------------- ------------------ -------------------
Employee Plan:
--------------
    $ 0.16                       19,758          7.66             $ 0.16                    11,764       $ 0.16
      0.19                       17,663          8.06               0.19                     5,888         0.19
      0.22                       56,000          8.82               0.22                    18,667         0.22
      0.38                      253,233          6.90               0.38                   214,295         0.38
      2.75                       36,364          9.55               2.75                    18,182         2.75
      6.50                       74,000          9.65               6.50                         -         6.50
                      ------------------ ------------------- ------------------- ------------------ --------------------
                                457,018          7.87            $  1.52                   268,796      $  0.51
                      ================== =================== =================== ================== ====================
Director Plan:
--------------
    $ 0.19                       26,000          8.06             $ 0.19                     8,000       $ 0.19
      0.22                       29,500          8.82               0.22                    11,500         0.22
      0.38                       24,500          6.14               0.38                    19,775         0.38
      6.50                       60,000          9.65               6.50                         -         6.50
                      ------------------ ------------------- ------------------- ------------------ --------------------
                                140,000          8.56               2.93                    51,275       $ 1.74
                      ================== =================== =================== ================== ====================
                                597,018          8.03             $ 1.85                   320,071       $ 0.70
                      ================== =================== =================== ================== ====================

                                                          F-11

     The Company applies the intrinsic value method set forth in APB No. 25 in accounting for its stock-based compensation plans. Net income and net income per share as reported and as calculated pursuant to SFAS No. 123 to reflect the fair value method of accounting for stock-based compensation plans (SFAS 123) were as follows:


                                                         Year Ended
                                              --------------------------------
                                              June 30, 2000      June 30, 1999
                                              -------------      -------------
Net Income:                As Reported          $ 527,000          $ 549,000
                           SFAS 123             $ 250,000          $ 519,000

Basic Income Per           As Reported            $0.17              $0.19
    Share:                 SFAS 123               $0.08              $0.18

Fully diluted income       As Reported            $0.16              $0.17
    Per Share:             SFAS 123               $0.07              $0.16


     The weighted average fair values of options is estimated at $1.63 per option granted during the year ended June 30, 2000 and $.18 per option granted during the year ended June 30, 1999, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, volatility of 42% and 201%, risk-free interest rates of 6.7% and 5.38%, and an expected life of 2 years, for the years ended June 30, 2000 and 1999, respectively. Compensation cost for the options granted is computed reflecting the actual forfeitures of options within the respective years.

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

6.  Stock Warrants

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

     In connection with its IPO, Xenometrix issued 1,235,900 warrants to purchase newly issued common stock at a price of $7.0875 per share, until October 17, 2000. For these warrants to be exercisable, Xenometrix must maintain a current registration statement with the Securities and Exchange Commission and qualification with or approval from various state securities agencies. The warrants are callable by Xenometrix after the public price of a share of Xenometrix common stock is $13.50 or higher for 20 consecutive trading days. These warrants currently expire on October 17, 2000. The average sale price of a share of the Company's common stock over the last month was $0.69. The warrants may not be currently exercised because a current registration is not in effect with the Securities and Exchange Commission. Because of the Company's limited resources, it does not expect to file such a registration prior to October 17, 2000.

7.  Income Taxes

     At June 30, 2000, Xenometrix had net operating loss carryforwards for federal income tax purposes of approximately $14,111,000. Future changes in Xenometrix's ownership could result in significant limitations on the annual utilization of the loss carryforwards. If unused, the carryforwards will expire beginning in 2009.

     The tax effects of significant items comprising the Company's deferred taxes are as follows:

                                                              June 30
                                                  ------------------------------
Deferred tax assets                                   2000               1999
                                                  -----------       ------------
  Net operating loss carryforwards................$ 5,503,000       $ 5,784,000
  Patent and start-up cost........................    191,000           157,000
  Depreciation and amortization...................    186,000           154,000
  Other temporary differences, net................     21,000            82,000
                                                  -----------       -----------
                                                    5,901,000         6,177,000
  Valuation allowance.............................
                                                   (5,901,000)       (6,177,000)
                                                  -----------       -----------
Net deferred tax assets...........................$         0       $         0
                                                  ===========       ===========


Deferred tax assets have been reduced to zero by a valuation allowance based on current evidence which indicates that it is currently not considered likely that these benefits will be realized. The valuation allowance decreased by $276,000 during the year ended June 30, 2000, due to utilization of approximately $695,000 of loss carryforwards.


     A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

                                                      2000               1999
                                                  -----------       -----------
  U.S. statutory rate                                35.0%               35.0%
  State taxes                                         4.0                 4.0
  Loss carryforwards                                (39.0)              (39.0)
  Valuation allowance                                 --                   --
                                                  -----------       -----------
  Effective tax rate                                  0.0%                0.0%
                                                  ===========       ===========


8. Related Party Transactions

     Xenometrix has had agreements with two former members and one current member of its Board of Directors, under which they provide certain scientific, managerial and financial consulting services to Xenometrix. During the year ended June 30, 1999, Xenometrix paid $3,500 for those services. In December 1996, the Company entered into a consulting agreement with Summercloud Bay, Inc., an entity controlled by Dr. John Prendergast, one of Company's directors. The Company entered into a consulting agreement with Stephen J. Sullivan, when he resigned as President and Chief Executive Officer, and became non-executive Chairman of the Board of the Directors. Both of these agreements have been terminated.

9. Subsequent Events

     Xenometrix shares ownership of some patents with Harvard University ("Harvard"), and has an exclusive worldwide license (the "Agreement") to Harvard's portion of the intellectual property. The Company was in disagreement with Harvard on a section of the Company's license agreement from Harvard and filed a Demand for Arbitration with American Arbitration Association in December 1998. Arbitration proceedings were suspended in April 1999 by mutual agreement in favor of negotiating the differences directly. The parties settled their differences in September 2000 and any possible gains have yet to be determined and will be included in the next reporting period.

                                    Part III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive officers of the Company as of September 25, 2000:


Name                                      Age    Principal Occupation /
                                                 Position Held with the Company
--------------------------------------  ------   -------------------------------
Stephen J. Sullivan                       53     Corporate Senior Vice President
                                                 and President of Clinical
                                                 Development and Support
                                                 Services, Covance, Inc./
                                                 Chairman of the Board,
                                                 Director, Secretary
Walter M. Lovenberg, Ph.D. (3)            66     Chairman, Virogen, Ltd./
                                                 Director
John K.A. Prendergast, Ph.D. (1)(2)(3)    46     President and Chief Executive
                                                 Officer of Summercloud Bay,
                                                 Inc., Acting Chairman, Palatin
                                                 Technologies, Inc./Director
Randal P. Schumacher (2)                  49     Chairman of Jefferson
                                                 Government Relations, LLC/
                                                 Director
Pauline Gee, Ph.D.                        45     President, Chief Executive
                                                 Officer, Director

--------------------
(1)      Member of the Compensation and Benefits Committee
(2)      Member of the Audit Committee
(3)      Member of the Nominating Committee

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

     Dr. Lovenberg joined the Xenometrix Board in July 1993. He is presently Chairman of Board of Virogen, Ltd. He served as Executive Vice President of Marion Merrell Dow Inc. and President of the Merrell Dow Research Institute from 1989 to 1993 and Vice President of the Merrell Dow Research Institute from 1986 to 1989. For over two decades, Dr. Lovenberg held various positions with the National Institutes of Health. Dr. Lovenberg received his B.S. in Agriculture and his M.S. in Agricultural Biochemistry from Rutgers University, and his Ph.D. in Biochemistry from George Washington University. He has also been President of Lovenberg Associates, Inc. since 1993. He currently serves on the Board of Directors of OSI Pharmaceuticals, Inc., Cytolclonal Pharmaceuticals, Inc., Inflazyme Pharmaceuticals, Ltd., and Helicon Therapeutics, Inc.

     Dr. Prendergast is a co-founder of the Company and has served as a Director since its inception. He is currently President and Chief Executive Officer of Summercloud Bay, Inc., a biotechnology consulting firm and acting Chairman of the Board of Directors of Palatin Technologies, Inc. He was a Managing Director of Paramount Capital Investments LLC and The Castle Group, Ltd. from 1991 to 1997. Dr. Prendergast is a cofounder of a number of publicly traded biotechnology companies and currently serves on the Boards of Directors of Avax Technologies, Inc., Avigen, Inc., Ingenex, Inc. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia, and his C.S.S. in Administration and Management from Harvard University.

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

     Dr. Gee was appointed President and Chief Executive Officer in January 2000 after serving as President and Chief Scientific Officer for a year. Dr. joined Xenometrix in January 1994 as Associate Lab Director, was promoted to Director of Research and Development in May 1994, and became Vice President of Research and Development in July 1995. From 1989 to 1993, she was a Biochemistry Specialist in the Department of Molecular and Cellular Biology at the University of California, Berkeley. From 1987 to 1989, she worked with Dr. Philip Hanawalt as a Visiting Scholar in the Department of Biological Sciences, Stanford University. She received her Ph.D. in Neurobiology and Free Radical Chemistry from Simon Fraser University, B.C. Canada and a B.Sc. in Marine Biology and Human Physiology.

Board Committees and Meetings

     During the year ended June 30, 1999 the Board of Directors held nine meetings. The Board has an Audit Committee, a Compensation and Benefits Committee and a Nominating Committee. The Audit Committee held one meeting, the Compensation and Benefits Committee held one meeting and the Nominating Committee held no meetings during the year ended June 2000.

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

     During the year ended June 30, 2000, each Director attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served held during the period for which he was a Director or committee member, respectively.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that other reports were required, during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with; except changes in ownership were filed late for Drs. Prendergast and Lovenberg and Mr. Schumacher and the annual statements of ownership for the year 2000 for the Company's officer and Directors have yet to be filed.

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

     During the last fiscal year, the Company granted options covering 60,000 shares to the non-employee directors of the Company, at a weighted average exercise price per share of $6.50, which was equal to the fair market value on the date of each grant (based on the closing sales price reported on the NASDAQ Over The Counter Bulletin Board). As of June 30, 2000, 35,500 options had been exercised under the Directors' Plan. See "1993 Non-Employee Directors' Stock Option Plan."

Compensation of Executive Officers

     The following table sets forth, for the fiscal year ended June 2000, 1999 and 1998, certain compensation, including salary, bonuses, stock options and certain other compensation, awarded or paid to, or earned by the Company's President and Chief Executive Officer at June 2000 (the "Named Executive Officer").

                                                                                   Long-Term Compensation
                                                     Annual Compensation                   Awards
                                                     -------------------           -----------------------
                                                                                  Securities      All Other
                                         Fiscal     Salary           Bonus        Underlying    Compensation
Name and Principal Position               Year       ($)              ($)         Options (#)       ($)
                                          ----      -------       ---------       ----------    -------------
Pauline Gee, Ph.D.                        2000      119,570            - (1)      227,798 (1)       554 (2)
President, Chief Executive Officer        1999      111,154            - (1)      117,434           561 (2)
                                          1998       93,165       13,348 (1)       77,434           700 (2)

------------------------
(1) Bonuses earned in the fiscal year ended June 30, 1998, 1999 and 2000 are subject to further review by the Board of Directors. Bonuses will not be paid until the Board determines that sufficient funds are available.

(2) Represents expenses related to Company matching contributions to the Xenometrix 401-k Plan.

Option Grants for Executive Officers in Fiscal 2000

     The following table sets forth for the Named Executive Officer certain information regarding options granted for the year ended June 30, 2000:

                                Number of Securities    Percent of Total
                       Grant    Underlying Option       Granted in Fiscal   Exercise    Expiration
    Name               Date          Grants                2000(1)          Price         Date
---------------       -------   --------------------    -----------------   --------    ----------

Pauline Gee (2)       1/19/00         36,364                 32.9%           0.21875      4/25/09
Pauline Gee (2)       2/23/00         74,000                 67.1%           0.21875      4/25/09


------------------------

(1) These grants were granted as bonuses and are subject to further review and adjustment by the Board of Directors and will not be paid until the Board determines the fairness of these grants.

Aggregate Option Exercises in Fiscal 2000 and Fiscal Year End Option Values for Executive Officers

     The following table sets forth for the Named Executive Officer the shares acquired and the value realized on each exercise of stock options during the year ended June 30, 2000 and the fiscal year end number and value of unexercised options:

                                                                                        Value of Unexercised
                                                                                       In-the-Money Options at
                                                       Number of Unexercised                   June 30,
                   Shares Acquired                  Options at June 30, 1999 (#)             2000 ($) (1)
                      on               Value        ----------------------------    ----------------------------
      Name          Exercise          Realized      Exercisable    Unexercisable    Exercisable    Unexercisable

Pauline Gee            --                --           79,905          37,529          $37,966       $30,492


------------------------

(1) Based on the fair market value of the Common Stock as of June 30, 2000 of $0.81 per share minus the exercise price of "in-the-money" unexercised options, multiplied by the number of shares represented by such options.

Employment Agreements

     Xenometrix has no current employment agreements at this time. It is expected that an employment will be negotiated with its President and Chief Executive Officer, Dr. Pauline Gee in the next month. This agreement is expected to cover the period from November 1, 2000 through December 31, 2001, and provides for minimum annual salary during the year, participation in a deferred annual cash bonus and stock option bonus based on the achievement of criteria to be established by the Board and participation in the Company's group health, life insurance and disability insurance plans.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of September 25, 2000 by: (i) the executive officers named in the Summary Compensation Table; (ii) all executive officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                       Number of
                                                  Shares Beneficially    Percent Beneficially
Name of Beneficial Owner                                 Owned               Owned (1) (2)
------------------------------------------------- -------------------    ---------------------
Lindsay A. Rosenwald, M.D. (3)...................       493,958                 14.54%
     787 Seventh Avenue
     New York, NY 10019
Invesco Trust Company (4)........................       336,543                 10.03%
     7800 East Union Avenue, Suite 800
     Denver, CO  80237
Stephen J. Sullivan  (6).........................       169,295                  4.81%
John K.A. Prendergast, Ph.D. (7).................        43,625                  1.29%
Walter M. Lovenberg, Ph.D. (8)...................        16,125                  0.48%
Randal P. Schumacher (9).........................        25,025                  0.74%
Pauline Gee, Ph.D. (10) .........................        80,305                  2.34%
All executive officers and directors as a group
     (5 persons) (11)............................        334,375                 9.15%

------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within sixty
     (60) days of September 25, 2000 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Percentage of beneficial ownership is based on 3,354,829 shares of Common Stock outstanding as of September 25, 2000.

(3) Includes 255,294 shares and warrants exercisable for 12,000 shares held by the Aries Domestic Fund L.P. and 145,483 shares and warrants exercisable for 18,000 shares held by the Aries Fund, a Cayman Islands Trust. Dr. Rosenwald is the Chairman of Paramount Capital Asset Management, LLC, the General Partner of the Aries Domestic Fund L.P., and investment advisor to the Aries Fund, a Cayman Islands Trust. Dr. Rosenwald disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any. Does not included an aggregate of 47,678 shares owned by Dr. Rosenwald's spouse and trusts for the benefit of his children, of which Dr. Rosenwald disclaims beneficial ownership. Does not include an aggregate of 39,254 shares owned by Dr. Rosenwald's relatives and an investment firm controlled by his father in law of which Dr. Rosenwald disclaims beneficial ownership.

(4) Includes 215,485 shares owned by The Global Health Sciences Fund and 121,058 shares owned by Invesco Strategic Portfolios, Inc.--Health Sciences Portfolio, for which Invesco Trust Company acts as investment adviser or sub adviser, and therefore shares investment and voting power.

(5) Includes options to purchase 167,795 shares exercisable within sixty (60) days.
(6) Includes options to purchase 26,125shares exercisable within sixty (60) days.
(7) Includes options to purchase 16,125 shares exercisable within sixty (60) days.
(8) Includes options to purchase 10,025 shares exercisable within sixty (60) days.
(9) Includes options to purchase 79,905 shares exercisable within sixty (60) days.
(10) Includes options to purchase 299,975 shares exercisable within sixty (60) days.

                          ITEM 12. CERTAIN TRANSACTIONS

     Under the policies of Harvard University and the University of California at Berkeley, faculty members who are named inventors on a patent assigned to the University are entitled to receive a portion of royalties received by the University for the licensing of such patents. Dr. Gee is a named inventor on certain patents licensed by the University of California at Berkeley to the Company, and accordingly will be entitled to share in any royalties received by that University from the Company, however Xenometrix has been in arrears with its legal costs reimbursements such that no royalties have been paid out to the inventors since 1997.

     Between June 20, 1997 and January 12, 1998, the Company entered into a Senior Line of Credit Agreement (the "Agreement") with the Aries Domestic Fund L.P. (the "Fund") and the Aries Fund, a Cayman Islands Trust (the "Trust"). Dr. Lindsay Rosenwald, a former director of the Company, is the Chairman of Paramount Capital Asset Management, LLC, the investment advisor to the Fund and the General Partner of the Trust. The Agreement provided for a line of credit for up to $1,500,000 and Xenometrix issued senior promissory notes (the "Notes") in the total amount of $1,500,000 to serve as bridge financing. The Company repaid the Notes in full in September 1999, and the Note Holder exercised under its cashless option, all of its warrants associated with the Notes in March 2000 thereby removing any security interests against the assets of the Company.

     Management believes the terms of the foregoing transactions were fair to the Company. All future transactions with affiliates will be subject to the approval of the Company's disinterested directors and are therefore expected to be on terms believed by such directors to be no less favorable to the Company than those available from unaffiliated third parties.

                                     Part IV

                                Item 13. Exhibits

  (a)  Exhibits

        Exhibit
         Number     Description of Document
        -------     -----------------------
          3.1+      Certificate of Incorporation of the Registrant, filed with the Secretary of State of Delaware on June 15, 1992.
          3.2+      Certificate of Merger of the Registrant filed with the
                     Secretary of State of Delaware on July 29, 1992.
          3.3+      Certificate of Amendment of Certificate of Designation of
                     the 5% Cumulative Convertible Series A Preferred Stock of the Registrant.
          3.4+      Certificate of Amendment of Certificate of Designation of
                     the 5% Cumulative Convertible Series B Preferred Stock of the Registrant.
          3.5+      Certificate of Amendment of Certificate of Incorporation of
                     the Registrant with regard to the reverse stock split.
          3.6+      Amended and Restated Bylaws of the Registrant.
          3.7+      Certificate of Amendment of Certificate of Incorporation of
                     the Registrant with regard to the addition of Article XII.
          3.8+      Certificate of Elimination of the 5% Cumulative Convertible
                     Series A Preferred Stock of the Registrant.
          3.9+      Certificate of Elimination of the 5% Cumulative Convertible
                     Series B Preferred Stock of the Registrant.
          3.10+     Certificate of Amendment of Certificate of Incorporation of
                     the Registrant with regard to the reduction of the number of the Registrant's authorized shares.
          3.11+     Amendment to the Amended and Restated By-laws of the
                     Registrant as Approved by the Registrant's Board of Directors on September 12th, 1995 and September 27th, 1995.
          4.1+      Certificate representing shares of Common Stock.
          4.2+      Warrant.
          4.3+      Warrant Agreement.
          10.1+     Form of Indemnity Agreement between the Registrant and its directors and Executive officers.
          10.5+     Employment Agreement, dated as of October 5, 1995, between the Registrant and Pauline Gee.
          10.7+     Amended and Restated Stock Option Plan of the Registrant.
          10.8+     1993 Non-Employee Directors Stock Option Plan of the
                     Registrant.
          10.9+     Form of Proprietary Information and Inventions Agreement
                     between the Registrant and each of its employees.
          10.10+    Voting Agreement, dated as of December 2, 1994, among the
                     Registrant and certain of its stockholders.
          10.11+    Registration Rights Agreement, dated as of December 31,
                     1991, between the Registrant and certain of its
                     stockholders.
          10.12+    Form of Subscription and Preferred Stock Purchase Agreement
                     between the Registrant and each purchaser of shares of its 5% Cumulative Convertible Series A Preferred Stock.
          10.13+    Form of Warrant for the Purchase of shares of 5% Cumulative
                     Convertible Series A Preferred Stock of the Registrant.
          10.14+    Form of Preferred Stock Purchase Agreement among the
                     Registrant and the Purchasers of shares of its 5% Cumulative Convertible Series B Preferred Stock.
          10.15+    Form of Amendment No. 2 to Subscription and Preferred Stock
                     Purchase Agreement among the Registrant and the purchasers of shares of its 5% Cumulative Convertible Series A
                    Preferred Stock.

        Exhibit
         Number     Description of Document
        -------     -----------------------

          10.16+**  Exclusive License Agreement, effective October 1, 1994, between the Regents of the University of California and the Registrant.
          10.17+**  License Agreement, effective January 18, 1992, between the
                     President and Fellows of Harvard College and the
                     Registrant.
          10.18+**  License Agreement, dated May 27, 1992, among GeneBioMed,
                     Inc., Robert Schiestl and Venmark Ltd.
          10.19+    Lease Agreement, dated January 8, 1993, between Wilderness
                     Place, Ltd. and the Registrant.
          10.20+    Exchange Agreement, dated as of January 31, 1993, between
                    D.H. Blair Holdings, Inc. and the Registrant.
          10.21+    Amendment to Preferred Stock Purchase Agreement, dated as of
                     May 6, 1994, among the Registrant and the purchasers of Shares of its 5% Cumulative Convertible Series B Preferred Stock.
          10.22*    License Agreement dated January 1, 1996 between Stanford
                     University and the Registrant.
          10.23**   License Agreement dated June 4, 1996 between The Wistar
                     Institute and the Registrant.
          10.24***  Lease dated July 1, 1996 between Flatirons Cottonwood, Inc.
                     and the Registrant.
          10.25***  Lease Termination Agreement effective July 1996 between
                     Wilderness Place, Ltd. and the Registrant.
          10.26***  Lease Takeover Agreement effective July 1996 between NexStar
                     Pharmaceuticals, Inc. and the Registrant.
          10.33++   Amendment dated January 16, 1998 to the Employment Agreement dated October 5, 1995, between the Company and Pauline Gee.
          10.39**   License Agreement dated April 17, 1998 between Aurora
                     Biosciences Corporation and the Registrant.
          10.41**   License Agreement dated June 5, 1998 between Cerep S.A. and the Registrant.
          10.43**   License Agreement dated July 27, 1998 between Phase-1
                     Molecular Toxicology, Inc. and the Registrant.
          10.44     Employment Agreement, dated as of December 17, 1998, between the Registrant and Pauline Gee.
          23.1      Consent of PricewaterhouseCoopers LLP.


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

Signatures

Pursuant to Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2000.

                                            XENOMETRIX, INC.


                                            By:  /s/  Pauline Gee
                                               --------------------------------
September 28, 2000                                    Pauline Gee
                                                      President, Chief Executive
                                                      Officer




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

Pursuant to the Exchange Act, this Report has been signed on behalf of Xenometrix and in the capacities indicated.

Signature                              Title                 Date
---------                              -----                 ----

By:  /s/  Stephen J. Sullivan          Chairman, Corporate   September 28, 2000
   -----------------------------       Secretary, Director
          Stephen J. Sullivan


By:  /s/  Walter M. Lovenberg
   -----------------------------
          Walter M. Lovenberg,         Director              September 28, 2000
          Ph.D.

By:  /s/  John K. A. Prendergast
   -----------------------------
          John K. A. Prendergast,
          Ph.D.                        Director              September 28, 2000


By:  /s/  Randal P. Schumacher
   -----------------------------
          Randal P. Schumacher         Director              September 28, 2000