Form 10QSB
period 2000-09-30
XENOMETRIX INC \DE\
filed 2000-11-14
CIK 1000370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT

              For the transition period from ________ to _________

                         Commission File Number 1-14004

                                XENOMETRIX, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   04-3166089
             --------                                   ----------
  (State or other jurisdiction              (IRS employer identification number)
of incorporation or organization)


                             2425 North 55th Street
                                Boulder, CO 80301
                                -----------------
                    (Address of principal executive offices)


                                 (303) 447-1773
                                 --------------
                           (Issuers telephone number)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes X  No
                                     ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Common Stock, $0.001 par value             3,354,829 Common Shares
    ------------------------------             -----------------------
                (Class)                   Outstanding at September 30, 2000



Traditional Small Business disclosure format: Yes    No X
                                                 ---   ---

                                 XENOMETRIX, INC
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Balance Sheets - September 30, 2000..........................  Page  3

         Statements of Operations - Quarters ended
           September 30, 2000 and 1999................................  Page  4

         Statements of Cash Flows - Quarters ended
           September 30, 2000 and 1999................................  Page  5

         Notes to Financial Statements................................  Page  6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............  Page  7



PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibits and Reports on Form 8-K.............................  Page 10

Signatures............................................................  Page 11

Part One--Financial Information


                                Xenometrix, Inc.
                                 Balance Sheets
                               September 30, 2000
                                   (Unaudited)

                                     Assets


Cash                                                               $    241,000
Accounts receivable, net                                                 21,000
Inventory                                                                27,000
Prepaid insurance                                                        46,000
Other current assets                                                     25,000
                                                                   ------------
        Total current assets                                            360,000

Property and equipment, net                                             244,000
Patents, net                                                            368,000
Other assets                                                             28,000
                                                                   ------------

        Total assets                                               $  1,000,000
                                                                   ============

                      Liabilities and Stockholders' Equity


Accounts payable                                                   $    306,000
Accrued salaries and wages                                              135,000
Other accrued liabilities                                               210,000
                                                                   ------------
        Total current liabilities                                       651,000
                                                                   ------------

Stockholders' Equity:

Preferred stock--$.001 par value; 5,000,000 shares authorized;
   no shares issued and outstanding                                        --
Common stock--$.001 par value; 20,000,000 shares authorized;
   3,355,000 shares issued and outstanding                                3,000
Additional paid-in capital                                           16,108,000
Accumulated deficit                                                 (15,762,000)
                                                                   ------------
        Total stockholders' equity                                      349,000
                                                                   ------------

        Total liabilities and stockholders' equity                 $  1,000,000
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                                Xenometrix, Inc.
                            Statements of Operations
                                   (Unaudited)



                                                           Quarter Ended
                                                           September 30,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------
Revenue:
   Products and services                            $    33,000     $    67,000
   Licensing revenue                                     33,000         575,000
                                                    -----------     -----------
   Total revenue                                         66,000         642,000

Cost of revenue:
   Cost of products and services                         80,000          85,000
   Cost of licensing revenue                             24,000         132,000
                                                    -----------     -----------
   Total cost of revenue                                104,000         217,000
                                                    -----------     -----------

      Gross profit                                      (38,000)        425,000
                                                    -----------     -----------

Research and development                                 17,000          19,000
Selling, general and administrative                     179,000         162,000
                                                    -----------     -----------
   Total operating expense                              196,000         181,000
                                                    -----------     -----------

Operating income (loss)                                (234,000)        244,000
   Interest expense, net                                 (1,000)         (4,000)
   Other income                                          86,000            --
   Gain on sale of assets                                 9,000            --
                                                    -----------     -----------
Net income (loss)                                   $  (140,000)    $   240,000
                                                    ===========     ===========

Income (loss) per common share-basic                $     (0.04)    $      0.08
                                                    ===========     ===========

Income (loss) per common share-diluted              $     (0.04)    $      0.07
                                                    ===========     ===========

Weighted average shares outstanding                   3,355,000       2,950,000
                                                    ===========     ===========

Weighted & dilutive potential average shares          3,355,000       3,238,000
                                                    ===========     ===========


The accompanying notes are an integral part of these financial statements.


                                   Xenometrix, Inc.
                               Statements of Cash Flows
                                     (Unaudited)

                                                                     Quarter Ended
                                                                     September 30
                                                                ----------------------
                                                                   2000         1999
                                                                ---------    ---------
Cash Flows from Operating Activities:
       Net income (loss)                                        $(140,000)   $ 240,000
       Adjustments to reconcile net loss to net cash
       used in operating activities:
             Depreciation and amortization                         79,000       81,000
             Changes in assets and liabilities:
                   Accounts receivable                             (6,000)      56,000
                   Inventory                                       (1,000)      11,000
                   Prepaid insurance                               27,000       28,000
                   Other current assets                             9,000       11,000
                   Accounts payable and accrued liabilities      (277,000)    (194,000)
                                                                ---------    ---------
             Net cash provided (used) by operating activities    (309,000)     233,000
                                                                ---------    ---------


Cash Flows from Investing Activities:
       Patent acquisition cost                                     (3,000)     (14,000)
                                                                ---------    ---------
             Net cash (used) by investing activities               (3,000)     (14,000)
                                                                ---------    ---------


Cash Flows from Financing Activities:
       Repayment of senior promissory notes                          --       (242,000)
                                                                ---------    ---------
             Net cash (used) by financing activities                 --       (242,000)
                                                                ---------    ---------


Net (decrease) in cash                                           (312,000)     (23,000)


Cash and cash equivalents at beginning of period                  553,000      137,000
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $ 241,000    $ 114,000
                                                                =========    =========


The accompanying notes are an integral part of these financial statements.

                                       5

                                XENOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDING SEPTEMBER 30, 2000
                                   (Unaudited)


1. Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the Xenometrix Annual Report on Form 10-KSB for the year ended June 30, 2000.

Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Xenometrix's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10-KSB for the year ended June 30, 2000.

2. Earnings (Loss) Per Common Share

Net income (loss) per common share is computed using the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS).

Basic income or loss per common share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period.

Diluted income or loss per share is computed using the treasury stock method, based upon the weighted-average number of common shares, dilutive common stock equivalent shares and the assumed conversion of any dilutive convertible securities outstanding during the period. Because the inclusion of these common stock equivalents and convertible securities would be anti-dilutive for the three months ended September 30, 2000, they are excluded from the Company's calculation of diluted loss per share for that period.

3. Harvard Agreement

The Company continues to offer non-exclusive licenses of its intellectual property and to explore opportunities for strategic alliances or other transactions. Xenometrix shares ownership of some of the patents in the Company's intellectual property estate with Harvard University ("Harvard"), and has an exclusive worldwide license to Harvard's interests in the intellectual property. The Company had been in disagreement with Harvard on a section of the Company's license agreement from Harvard since December 1998. Generally accepted accounting principles required that any contingent liability relating to the disputed terms be accrued in an amount significantly in excess of the Company's expectations of the ultimate actual liability. As a result, upon final settlement of the dispute on September 5, 2000, the Company realized a reduction in the accrued liability. This reduction is included in other income in the accompanying Statement of Operations for the three months ended September 30, 2000.

Item 2.

                                XENOMETRIX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. Except for the historical information contained herein, this Report contains forward-looking statements that involve risks and uncertainties. Xenometrix's actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as in the Xenometrix Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

Overview

     Xenometrix, Inc. (the "Company" or "Xenometrix") is a biotechnology company with a proprietary gene profiling system that characterizes a cell's response when tested with compounds and other agents by the pattern of genes turned on and off in the cell. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human, animal and yeast cells) to compounds. In September 1998, the Company was issued a patent covering similar subject matter in the U.S. In January 1998, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from the exposure of prokaryotic cells to compounds. The Company shares ownership of some of these patents with Harvard University and has an exclusive worldwide license to Harvard's interests in the intellectual property. In addition to the gene profiling patents, Xenometrix has an exclusive worldwide license to the bacterial strains used in the family of Ames II Assays from the University of California, Berkeley and an exclusive license for yeast strains used in Yeast DEL from GeneBioMed, Inc. The U.S. patent for the Ames II bacterial strains was issued October 1997 and its European equivalent was issued July 1998.

     The Company continues to focus its efforts on exploring broad strategic transactions and licensing of its intellectual property. The Company sells its products and services to pharmaceutical, chemical and biotechnology companies for testing, evaluation and optimization of their lead compounds. The timing and amount of revenues from sales of products and services to the drug discovery and development market and chemical markets cannot be predicted with certainty. The Company's ability to enter into contractual arrangements with its customers or other potential collaborators and to enter into license agreements with potential licensees cannot be predicted with a high degree of accuracy. Similarly, the timing and outcome of transactions of the Company's focus on forming broad strategic alliances cannot be predicted with certainty. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

     The Company had been in disagreement with Harvard on a section of the Company's license agreement from Harvard since December 1998. Generally accepted accounting principles required that any contingent liability relating to the disputed terms be accrued in an amount significantly in excess of the Company's expectations of the ultimate actual liability. As a result, upon final settlement of the dispute on September 5, 2000, the Company realized a reduction in the accrued liability. This reduction is included in other income in the accompanying Statement of Operations for the three months ended September 30, 2000.

     As of November 10, 2000 the Company had cash of approximately $460,000. The Company estimates that its current resources together with projected collections on accounts receivable from licensees and clients will be sufficient to meet its operating needs through the end of June, 2001. Xenometrix is currently in discussions for broad strategic and licensing transactions with several companies, and is hopeful that additional revenue will be obtained from such agreements.

Results of Operations

Comparison of quarters ended September 30, 2000 and 1999
--------------------------------------------------------

     Revenue. For the quarter ended September 30, 2000, revenue decreased by 90% to approximately $66,000 from $642,000 reported in the comparable quarter of the prior year. This decrease was primarily due to the decline in up-front licensing fees. Sales of products and service revenue from the Company's Client Research Laboratory also decreased by 51% to $33,000 from $67,000 reported in the prior year.

     Gross Profit. For the quarter ended September 30, 2000, the Company suffered a gross loss of $38,000 compared to a gross profit of $425,000 reported in the prior year. This decrease in gross profit was primarily due to decrease in licensing activities compared to the same quarter of the prior year. The cost of revenue of approximately $104,000 consists primarily of fixed facilities costs associated with production along with direct production costs and royalties paid according to the Company's licensing agreements with the Universities of Harvard and California, Berkeley and GeneBioMed. Gross profit margins on revenue from sales of products and services decreased by approximately 109%. This gross profit margin of negative 58% is due to low sales and licensing volumes compared with fixed facilities costs.

     Selling, General and Administrative Expenses (SG&A). For the quarter ended September 30, 2000, SG&A expenses were $179,000, up 8% from $162,000 in the prior year. This increase in cost was primarily attributable to legal expenses associated with increased business development activities in exploring broad strategic transactions.

     Interest Expense, Net. During the quarter ended September 30, 2000, the Company incurred net interest expense of $1,000 compared to $4,000 in the comparable quarter of the prior fiscal year. The net interest expense decreased approximately 75% from the comparable quarter in the prior year as the promissory notes were fully repaid on September 15, 1999.

     Other Income. During the quarter ended September 30, 2000, the Company recorded $86,000 in other income compared to $-0- recorded in the prior year. This amount includes the accounting adjustment relating to settlement of a dispute with Harvard as discussed in the Overview above.

     Net Income (Loss). For the quarter ended September 30, 2000, there was a net loss of $140,000 or a loss of $0.04 per basic share compared to an income of $240,000 or $0.08 per basic share or $0.07 per fully diluted share reported for the comparable quarter of fiscal year 1999.

Liquidity and Capital Resources

     At September 30, 2000, the Company had cash and cash equivalents of $241,000. During the three months ended September 30, 2000, operating activities consumed $309,000 and $3,000 was invested in patents. In the quarter ended September 30, 1999 operating activities generated $233,000 in cash. The net use of cash by operating activities this year was primarily the result of the net loss of $140,000 and the payment of accrued expenses and liabilities of $277,000 compared to prior year net income of $244,000 and payment of accrued expenses and liabilities of $194,000. In addition, during the quarter ended September 30, 2000, there were no cash transactions in financing activities. This contrasts with the corresponding quarter in 1999 when the Company repaid debt of $242,000.

     As of November 10, 2000 the Company had cash of approximately $460,000 compared to $553,000 at the end of June 30, 1999. The Company estimates that its current resources together with projected collections on accounts receivable from licensees and clients will be sufficient to meet its operating needs through the end of June, 2001. The Company is currently in discussions with several companies regarding broad strategic transactions and licensing of the Company's intellectual property, and is hopeful that additional revenue will be obtained from such agreements.

                           PART II--OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


(a) Exhibits

     27.1   Summary Financial Information Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf.

                                                   XENOMETRIX, INC.



                                                   /s/ Pauline Gee
                                                   ---------------
November 14, 2000                                  Pauline Gee, Ph.D.
                                                   President, Executive Officer

                                  EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -----------


27.1            Summary Financial Information Schedule