Form 10QSB
period 2000-12-31
XENOMETRIX INC \DE\
filed 2001-02-14
CIK 1000370

United States Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2000

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

Common Stock, $0.001 par value                           3,354,829 Common Shares
         (Class)                                Outstanding at February 12, 2001


Traditional Small Business disclosure format:            Yes          No  X
                                                             -----       -----

                                 XENOMETRIX, INC
                                   FORM 10-QSB
                     FOR THE PERIOD ENDED DECEMBER 31, 2000

                                      INDEX


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Balance Sheets - December 31, 2000.............................Page  3

         Statements of Operations - Quarters ended December 31, 2000 and 1999.......................................................Page  4

         Statements of Cash Flows - Six Months ended December 31, 2000 and 1999.......................................................Page  5

         Notes to Financial Statements..................................Page  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................Page  7



PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K...............................Page 10

Signatures..............................................................Page 11

Part One--Financial Information

                                Xenometrix, Inc.
                                 Balance Sheets
                                December 31, 2000
                                   (Unaudited)

                                     Assets

Cash                                                             $    328,000
Accounts receivable, net                                               25,000
Inventory                                                              24,000
Prepaid insurance                                                      32,000
Other current assets                                                   46,000
                                                                 ------------
             Total current assets                                     455,000

Property and equipment, net                                           202,000
Patents, net                                                          333,000
Other assets                                                           28,000
                                                                 ------------
             Total assets                                        $  1,018,000
                                                                 ============

                      Liabilities and Stockholders' Equity

Accounts payable                                                 $    275,000
Accrued royalties                                                     177,000
Accrued salaries and wages                                             49,000
Other accrued liabilities                                              64,000
                                                                 ------------
             Total current liabilities                                565,000
                                                                 ------------

Stockholders' Equity:
Preferred stock--$.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                    --
Common stock--$.001 par value; 20,000,000 shares authorized;
     3,355,000 shares issued and outstanding
                                                                        3,000
Additional paid-in capital                                         16,202,000
Accumulated deficit                                               (15,752,000)
                                                                 ------------
             Total stockholders' equity                               453,000
                                                                 ------------
             Total liabilities and stockholders' equity          $  1,018,000
                                                                 ============


   The accompanying notes are an integral part of these financial statements



                                           Xenometrix, Inc.
                                       Statements of Operations
                                              (Unaudited)


                                                    Quarter Ended               Six Months Ended
                                                     December 31,                  December 31,
                                                     ------------                  ------------
                                                  2000          1999           2000           1999
                                              -----------   -----------    -----------    -----------
Revenue:
     Products and services                    $    25,000   $    50,000    $    58,000    $   117,000
     Licensing revenue                            300,000       145,000        333,000        720,000
                                              -----------   -----------    -----------    -----------
     Total revenue                                325,000       195,000        391,000        837,000

Cost of revenue:
     Cost of products and services                 51,000        43,000        130,000        128,000
     Cost of licensing revenue                     87,000        81,000        111,000        213,000
                                              -----------   -----------    -----------    -----------
     Total cost of revenue                        138,000       124,000        241,000        341,000
                                              -----------   -----------    -----------    -----------
         Gross profit                             187,000        71,000        150,000        496,000
                                              -----------   -----------    -----------    -----------

Research and development                           17,000        17,000         34,000         36,000
Selling, general and administrative               170,000       139,000        349,000        301,000
                                              -----------   -----------    -----------    -----------
     Total operating expense                      187,000       156,000        383,000        337,000
                                              -----------   -----------    -----------    -----------

Operating income (loss)                              --         (85,000)      (233,000)       159,000
     Interest income (expense), net                  --          (2,000)        (1,000)        (6,000)
     Other income                                    --            --           86,000           --
     Gain on sale of assets                         9,000         8,000         18,000          8,000
                                              -----------   -----------    -----------    -----------
Net income (loss)                             $     9,000   $   (79,000)   $  (130,000)   $   161,000
                                              ===========   ===========    ===========    ===========

Income (loss) per common share-basic          $      0.00   $     (0.03)   $     (0.04)   $     (0.05)
                                              ===========   ===========    ===========    ===========

Income (loss) per common share-diluted        $      0.00   $     (0.03)   $     (0.04)   $     (0.05)
                                              ===========   ===========    ===========    ===========

Weighted average shares outstanding-basic       3,355,000     2,950,000      3,355,000      2,950,000
                                              ===========   ===========    ===========    ===========

Weighted average shares outstanding-diluted     2,525,000     2,950,000      3,355,000      3,268,000
                                              ===========   ===========    ===========    ===========


              The accompanying notes are an integral part of these financial statements.

                                                  4


                                     Xenometrix, Inc.
                                  Statement of Cash Flows
                                        (Unaudited)
                                                                      Six Months Ended
                                                                        December 31,
                                                                   ----------------------
                                                                      2000        1999
                                                                   ---------    ---------
Cash Flows from Operating Activities:
       Net  income (loss)                                          $(130,000)   $ 161,000
       Adjustments to reconcile net loss to net cash
       used in operating activities:
             Depreciation and amortization                           157,000      161,000
             Stock options issued as compensation                     95,000         --
             Gain on sale of assets                                   (9,000)        --
             Changes in assets and liabilities:
                  Accounts receivable                                (10,000)      59,000
                  Inventory                                            2,000       16,000
                  Prepaid insurance                                   41,000       43,000
                  Deposits and prepaid expense                       (12,000)      (2,000)
                  Accounts payable and accrued liabilities          (363,000)    (189,000)
                                                                   ---------    ---------
             Net cash provided by (used in) operating activities    (229,000)     249,000
                                                                   ---------    ---------

Cash Flows from Investing Activities:
       Sale of fixed assets                                           11,000         --
       Patent acquisition cost                                        (7,000)     (70,000)
                                                                   ---------    ---------
             Net cash provided by (used in) investing activities       4,000      (70,000)
                                                                   ---------    ---------

Cash Flows from Financing Activities:
       Repayment of senior promissory notes                             --       (242,000)
                                                                   ---------    ---------
             Net cash provided by (used in) financing activities        --       (242,000)
                                                                   ---------    ---------

Net increase (decrease) in cash                                     (225,000)     (63,000)

Cash and cash equivalents at beginning of period                     553,000      137,000
                                                                   ---------    ---------

Cash and cash equivalents at end of period                         $ 328,000    $  74,000
                                                                   =========    =========


        The accompanying notes are an integral part of these financial statements.

                                            5

                                XENOMETRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDING DECEMBER 31, 2000
                                   (Unaudited)

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

Diluted income per share is computed using the treasury stock method, based upon the weighted-average number of common shares, dilutive common stock equivalent shares and the assumed conversion of any dilutive convertible securities outstanding during the period. Because the inclusion of these common stock equivalents and convertible securities would be anti-dilutive for the three months ended December 31, 2000, and the six months ended December 31, 2000, they are excluded from the Company's calculations of diluted loss per share for both periods.

3. Stock Options

In October 2000, the Board of Directors elected to eliminate accrued cash bonuses for certain officers and directors of the Company and granted certain stock options. Options to purchase 95,000 shares of stock were granted at a price of $.0312 per share, the trading price per share at December 31, 1998, the year in which the bonuses were originally granted. The issuance of these stock options is recorded in the Company's financial statements at December 31, 2000, as additional paid-in capital in the amount of $82,000, the amount of the accrued bonuses eliminated.

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

Overview

     Xenometrix, Inc. (the "Company" or "Xenometrix") is a biotechnology company with a proprietary gene profiling system that characterizes a cell's response when tested with compounds and other agents by the pattern of genes turned on and off in the cell. In November 1997, the Company was granted a European patent claiming methods and kits for generating gene profiles resulting from exposure of eukaryotic cells, (including human and animal cells) to compounds. In September 1998, the Company was issued a patent covering similar subject matter in the U.S. Similar patents for generating gene profiles resulting from the exposure of bacterial cells to compounds were granted. The Company shares ownership of some of these patents with Harvard University and has an exclusive worldwide license to Harvard's interests in the intellectual property. In addition to the gene profiling patents, Xenometrix has an exclusive worldwide license to the bacterial strains from the University of California, Berkeley and an exclusive license for yeast strains from GeneBioMed, Inc.

     The Company continues to focus its efforts on offering non-exclusive licensing of its intellectual property and exploring strategic transactions including but not limited to the sale of the Company. The Company sells its products and services to pharmaceutical, chemical and biotechnology companies for testing, evaluation and optimization of their lead compounds. The timing and amount of revenues from sales of products and services to the drug discovery and development market and chemical markets cannot be predicted with certainty. Similarly, the Company's ability to enter into strategic alliances, license agreements and meaningful collaborative arrangements with customers or other potential collaborators and licensees cannot be predicted with a high degree of accuracy. Accordingly, results of operations for any period may be unrelated to results of operations for any other period and are likely to fluctuate sharply. In addition, historical results should not be viewed as indicative of future operating results.

     As of February 10, 2001, the Company had cash of approximately $492,000. The Company estimates that its current resources together with projected collections on accounts receivable from customers will be sufficient to meet its operating needs through the end of September 2001. The Company is currently in discussions with several companies regarding broad strategic transactions and non-exclusive licensing of the Company's intellectual property. The Company continues to provide services and kits to customers. The Company is hopeful that additional revenue will be obtained from such agreements and sales of products and services.

Results of Operations

Comparison of quarters ended December 31, 2000 and 1999
-------------------------------------------------------

     Revenue. For the quarter ended December 31, 2000, total revenue increased 67% to approximately $325,000 from $195,000 reported in the comparable quarter of the prior year. The increase was attributable to an increase in up-front licensing fees while sales of products and service revenue from the Company's Client Research Laboratory were decreased by 50% to $25,000 from $50,000. Licensing revenues increased by 107% to $300,000 from $145,000 reported in the prior year. The decreases in sales of products and services were primarily due to the focus of the Company's activities on exploring long term strategic alliances.

     Gross Profit. For the quarter ended December 31, 2000, gross profit increased by 163% to $187,000 from $71,000 reported in the prior year. The increase in gross profit was primarily due to an increase in licensing activities compared to the same quarter of the prior year. The cost of revenue of approximately $138,000 represents primarily fixed facilities costs associated with production along with direct production costs, and in part, royalties paid to the Universities of Harvard and California, Berkeley under the Company's existing licensing agreements. Gross profit margins on sales of products and services decreased by approximately 67%. This gross profit margin of negative 51% is due to low sales volumes compared with fixed facilities costs.

     Selling, General and Administrative Expenses (SG&A). For the quarter ended December 31, 2000, SG&A expenses were $170,000, up 22% from $139,000 in the prior year. This increase was primarily due to higher legal, business development and administrative costs to support the Company's activities and focus on broad strategic transactions.

     Net Income (Loss). For the quarter ended December 31, 2000, there was a net gain of $9,000 compared to a loss of $286,000 or $0.03 per share, reported for the comparable quarter of fiscal year 1999. The gain was not sufficient to show detectable earnings per basic or diluted share.

Liquidity and Capital Resources

     At December 31, 2000, the Company had cash and cash equivalents of $328,000. During the six month period ended December 31, 2000, operating activities consumed $229,000 and $7,000 was invested in patents. In the six months ended December 31, 1999, operating activities generated $249,000 in cash. The net use of cash by operating activities this year was primarily to the result of the payment of accrued expenses and liabilities of $363,000 compared to prior year net income of $249,000 and payment of accrued expenses and liabilities of $189,000. In addition, during the six months ended December 31, 2000, there were no cash transactions in financing activities. This contrasts with the corresponding six months in 1999 when the Company repaid debt of $242,000.

     The Board of Directors elected to eliminate accrued cash bonuses for certain officers and directors of the Company and granted stock options, to reduce the cash liability of the Company. The issuance of these stock options is recorded in the Company's financial statements at December 31, 2000, as additional paid-in capital in the amount of $82,000, the amount of the accrued bonuses eliminated.

     As of February 10, 2001 the Company had cash of approximately $492,000 compared to $328,000 at December 31, 2000 and $241,000 at September 30, 2000. The Company estimates that its current resources together with projected collections on accounts receivable from licensees and clients will be sufficient to meet its operating needs through the end of September 2001. The Company is currently in discussions with several companies regarding broad strategic transactions and licensing of the Company's intellectual property, and is hopeful that additional revenue will be obtained from such agreements.

                           Part II--Other Information


Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibits

None

----------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf.

                                            XENOMETRIX, INC.



                                            By:  /s/  Pauline Gee
                                               --------------------------------
February 14, 2001                                     Pauline Gee
                                                      President, Chief Executive
                                                      Officer